Form 10KSB
period 1995-12-31
EFTEK CORP
filed 1996-06-28
CIK 846476

             U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                           FORM 10-KSB

    Annual report under section 13 or 15(d) of the Securities
   Exchange Act of 1934 [Fee Required] for the fiscal year ended
                        December 31, 1995.

Commission file number: 33-26789NY

                           EFTEK CORP.
          (Name of small business issuer in its Charter)
         Nevada                                              93-0996501
(State or other jurisdiction                               (IRS Employer
    of incorporation)                                   Identification Number)

                408 Bloomfield Drive, Units 1 & 2
                    Berlin, New Jersey  08009
             (Address of Principal Executive Offices)
          Registrant's Telephone Number:  (609) 767-2300

Securities to be registered under Section 12(b) of the Act:
Title of Each Class                   Name of each exchange on which registered
       None                                                None

Securities to be registered under Section 12(g) of the Act:     None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.Yes:X No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to
this Form 10-KSB.     X

State issuer's revenues for its most recent fiscal year:  $0

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 17, 1996 was approximately $6,000,000 based on the average high and low bid prices for such common stock as reported on the O-T-C Bulletin Board.

The number of shares of Common Stock outstanding as of June 17, 1996 was 16,033,639. The number of Class A Redeemable Common Stock Purchase Warrants outstanding as of June 17, 1996 was 65,412. The number of Class B Redeemable Common Stock Purchase Warrants outstanding as of June 17, 1996 was 82,824.

Documents Incorporated by Reference - Various exhibits from the Company's Post-Effective Amendment No. 1 to Form S-18 Registration Statement, Sec. File No. 33-26789NY filed June 1, 1989 and such other documents contained in Item 13(a)(iii).

Transitional Small Business Disclosure Format (Check One): Yes   No  X

                             PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The Company was incorporated in the State of Nevada on December 30, 1988.

The Company became a Public Company by filing and registering with the Securities and Exchange Commission under Form S-18, certain Units consisting of four shares of common stock and forty Class A and forty Class B redeemable common stock purchase warrants. Its Registration Statement became effective on June 1, 1989. A total of 32,000 Units were sold at the offering price of $5.50 per Unit for gross total proceeds of $176,000. The net total proceeds after deducting the various costs of the offering was $121,369.

On January 5, 1990, Savoy Capital Group, Ltd. acquired all of the outstanding common stock of Exotic Bodies, Inc., a Pennsylvania Corporation, which became a wholly owned subsidiary of Savoy Capital Group, Ltd. in exchange for 15,857,600 shares of the Company's Common Stock. Pursuant to said Agreement, Savoy Capital Group, Ltd. amended its Certificate of Incorporation to change its name to Exotic Bodies, Inc., and the wholly owned subsidiary changed its name to Exotic Bodies of Pennsylvania, Inc.

The Company operating under the name Exotic Bodies, Inc., endeavored to begin operations of automobile theme museums and entertainment complexes featuring the display of exotic, european automobiles and associated exotic car products and services. The Company's attempt to setup and operate such exotic automobile theme museums was unsuccessful and the Company essentially ceased such operations in mid-1992 and began to search for a suitable acquisition candidate.

On July 25, 1994, the Company completed the acquisition of R & D Innovators, Inc., a New Jersey corporation, engaging in the development, manufacturing and sales of equipment for the bottling and packaging industry. As part of such acquisition, the Company divested itself of the assets relating to the business of exotic automobiles including all of the logos and trade names in consideration for the cancellation by Bruce Selig, the former Chairman of the Board of the Company, of all of his outstanding loans to the Company. Furthermore, simultaneously with the Closing on July 25, 1994, prior management was replaced by the management of R & D Innovators, Inc.

Effective, August 15, 1994, the Company amended its Certificate of Incorporation to change its name to EFTEK Corp., and on August 22, 1994 the Company effected a 1 for 17 reverse stock split.

BUSINESS OF ISSUER AFTER THE ACQUISITION OF R & D INNOVATORS, INC.

On July 25, 1994, the Company completed the acquisition of R & D
Innovators, Inc., a New Jersey corporation, organized in July 1990, to engage in the development, manufacturing and sales of equipment for the bottling and packaging industry.

R & D Innovators, Inc. developed and attempted to market a device called the Water Ballaster/Rinser System ("Ballaster"). The Ballaster addresses a problem encountered by various companies that fill polyethylene terephthalate (PET) plastic bottles, namely that this variety of container used typically for Coca-Cola, Pepsi and other soft drinks is top-heavy and thus tends to tip over prior to filling. The result is that these bottles can not be run through filling or bottling lines at anywhere near the speed and efficiency normally associated with glass or Base-Cup (more costly and environmentally unsound) equipped plastic bottles. Existing bottling lines are set up to accommodate only glass bottles with tabletop conveyors which deliver the bottles to the filler. The introduction of PET bottles onto the existing tabletop conveyor lines designed for glass bottles has created inefficiency and has delayed the speed of the bottling lines by failing to deliver bottles to the filler as quickly as glass bottles. The filler speeds vary and are not being utilized to their full capacity thereby producing fewer bottles (cases) per minute.

Until early 1995, the Company experienced difficulties in attempting to market the Ballaster. Accordingly, the Company made the decision not to further divert the Company's resources to pursue this marketing in the near future. Essentially, all efforts in this regard were suspended in order to further concentrate the Company's efforts on its new core business. The Company intends to license its patents and technologies to other companies who have more resources and contacts in the industry to further market the Ballaster.

In 1994 and 1995, the Company became interested in the colorization of amorphous mixed cullet (broken glass) from recycled glass containers of green, amber and flint (clear color) bottles that are recycled and collected by trash haulers. The Company entered into a Purchase Agreement with International Cullet Exchange, Inc. which applied for a patent concerning colorizing of 3-MIX cullet to result in a single color to be utilized by the glass container industry. The Closing of the acquisition has not occurred to date, as it was determined that there was great resistance to utilization of mixed cullet irrespective of color unless it was free of contaminants. Therefore, the Company believed that it had an opportunity to form a new core business of processing 3-MIX cullet to meet the qualifications of the glass bottling and fiberglass industries. The following sections describe the Company's proposed new core business and plan of operation for the next year period.

THE IMPORTANCE OF 3-MIX GLASS CULLET RECYCLING

Today recycling is at an all time high due to its economic attractiveness and the ever growing environmental conscious society. One of the major materials recycled in the United States is glass. When glass is recycled, it is usually color separated at trash sorting facilities and by haulers into green, amber and flint. This process, however, is not perfect. Due to the inherent fragile characteristics of this material and the handling procedures during the entire recycling process, approximately 50% of all recyclable glass breaks, becomes amorphous 3-MIX cullet (broken glass), unsuitable for cost-effective color separation, and ends up in landfills or, at best, goes in limited quantities to asphalt production and road construction.

At the same time, single color cullet is a very valuable raw material for fiberglass and container glass manufacturing. It has a lower viscosity than other glassmaking materials (sand, etc.) and liquifies at a lower Farenheit than for the virgin batch. As a result, not only the melting process speeds up and the wear of the furnace refracting bricks lessens (leading to its longer production life) but, most importantly, substantial savings of natural gas, the principal fuel for glass furnaces, is achieved. A Federal Department of Energy study claims that every 10% increment of recycled glass in a batch reduces energy demand by 2%-3%. The US Glass Packaging Institute estimated that in a standard size furnace for every 10% increase in cullet, the annual consumption of gas is reduced by about 24.5 million cubic feet. Also, cullet use in glass production is more environmentally sound, since it reduces the use of landfills and lowers furnace air emissions. Landfill space availability, especially in Metropolitan areas, is becoming more scarce. Incinerator disposal of waste materials is growing. Some waste materials such as presently unusable glass cannot be disposed of by incineration, but are disposed of in landfills. Unusable scrap glass, referred to as cullet, can be recycled if the contaminants can be removed. Manufacturers of fiberglass and glass containers do use clean cullet, even in relatively small amounts of different colors of commingled glass. The U.S. Fiberglass Market for cullet is several hundred thousand tons annually. As technologies advance the use of commingled (3-MIX) cullet, their usage can equal the bottle glass usage.

CERAMIC DETECTOR

With all the attractiveness of 3-MIX from the economic and environmental standpoints, this material has not been used very much by the fiberglass industry. The major reason is the approximate 10% of contaminants contained in an average 3-MIX batch. The fiberglass industry limits the 3-MIX contaminant content and imposes other requirements for the cullet it uses.
While there have been developed ways to automatically remove paper, plastics and metals, ceramics still are a major problem, precluding the large-scale use of 3-MIX in fiberglass production. Its melting temperature is a minimum of 400 degrees higher than that of a virgin batch and, as a result, unmelted ceramic seeds and stones block (and often damage) fiberglass extruders and disrupt the whole manufacturing process. So far, ceramics have been removed from 3-MIX for the most part manually. This method is not only unreasonably expensive, but highly inefficient as well. While non-transparent ceramic pieces (still only the larger ones) can be removed this way, fragments of Pyrex, which looks very similar to glass, go undetected and cause an unacceptably high level of 3-MIX contamination. Other automatic ceramic removal systems on the market used by recycling firms incorporate a laser beam to scan the 3-MIX and detect only non-transparent ceramics. In addition, haulers often deliver cullet in a dirty condition and this adds to the inefficiency of this laser system.

EFTEK's wholly owned subsidiary, C.F.C., Inc., is developing and has applied for a patent for an automatic Ceramic Detector. Although there is no assurance that this system will work efficiently in production, the Company believes that this system will expose the inches-deep layer of 3-MIX, fed onto a conveyor belt, to a special electromagnetic treatment and then scan the activated cullet. The computerized scanner is being designed to electronically divide the scanned area of the 3 feet wide conveyor belt into small square sectors and identify those which contain ceramic pieces. With the help of proprietary software, the scanner will be coordinated with the contaminant ejection unit, which opens the correct flap in the "kick-out area" at the right time to discard the contaminated sector of the conveyor. With a projected high level of efficiency and limited waste, C.F.C.'s Ceramic Detector could more effectively solve the problem of ceramic contamination of 3-MIX cullet and open the possibility for more use of this material in fiberglass (as well as container glass) production.

EFTEK'S PROPOSED RECYCLING PLANT

The Company has determined that if it can process mixed cullet to remove organics, paper, plastic, ceramics, metals and other contaminants (resulting in an end product that the Company names "Premium Cullet") so that this Premium Cullet meets qualifications and specifications from the U.S. Fiberglass and Glass Bottlers industries, of which there is no assurance, there can be a substantial market of over one million tons annually.

In order to penetrate this market, the Company proposes to develop and operate, either for its own use or by joint-ventures, various recycling plants throughout the U.S. To establish proof of operation, acceptance of market, and economic viability, the Company has entered into a sales agreement with immediate possession of an approximate 137 acres of land in South New Jersey containing a 1200 feet long by 65 feet wide preformed concrete building large enough to house at least two production lines as well as storage of raw unprocessed 3-MIX cullet, as well as the processed Premium Cullet. Plans are to operate up to two shifts of production 7.5 hours per shift. Total employment with two shifts of operation is expected to be 17 people. The projected schedule for start up of one shift is late October, 1996.

INCOME FROM RAW MATERIAL ACCEPTANCE

What the Company believes is unique to the recycling industry, various waste removers, haulers and other recycling companies have to pay landfills or other environmentally acceptable depositories tipping fees for the disposal of unusable mixed cullet, which can range from $20 to $50 per ton on the average, depending upon location and availability in the U.S.

EFTEK's marketing plans include receiving cullet from recyclers within a 150 mile range. Tipping fees should be in the $10.00 to $16.00 range, depending on volume, delivered to the Company's processing plant. The Company intends to enter into long term (one and a half years) supply agreements with recyclers in the area.

As a processor of 3-MIX cullet, the Company is not aware of any special permits required from State or Federal agencies.

The acceptance of the cullet raw material and the payment to the Company of tipping fees should result in immediate cash flow and a continuous source of revenue.

As of June 11, 1996 the Company commenced acceptance of its first delivery of cullet raw material at its first site in Winslow
Township, New Jersey.

DESCRIPTION OF PROPOSED PLANT OPERATION

EFTEK's program for processing 3-MIX cullet consists of machinery that will remove organics, paper, plastic, ceramics and other contaminants. The process begins with receipt of cullet from recyclers. The first step of the process is to remove all ferrous (magnetic) metals. Next, it is crushed to a size not greater than two inches. The next step in the process is to wash (and recycle the water) and then dry the cullet to remove organics, plastics and paper. Following the drying process, non-ferrous (aluminum, copper, etc.) metal is removed. The next step of the process is to remove ceramics, vision ware, pyrex, stones, etc. by EFTEK's patent pending ceramic detector presently under development. The final step of the process is to grind the cullet to customer specifications of twelve mesh size or smaller. The finished product will be loaded in trucks and rail for delivery to customers. The removed contaminants should be a small percentage of the total. Metals, paper and plastics will be collected and disposed of through an end user. Sludge, if any, will be compacted and taken to an incinerating facility or an acceptable landfill.

GOVERNMENT REGULATION

Although the Company believes that its processing plant will not be subject to any State or Federal regulations, the Company, upon acceptance of the raw cullet material, will be responsible for either its processing or ultimate disposal if it can not be properly processed.

FUTURE PLANS

Upon successful performance from the first processing plant, subsequent plants will be considered in locations where cullet supplies are available and there are customers within a reasonable radius.

RISKS AND UNCERTAINTIES

Although the Company's proposed plans have a high upside potential, shareholders are cautioned that there are also substantial risks including, but not limited to, the following: 1) Requirements for acceptance of the Company's Premium Cullet by the proposed end users may be too restrictive to economically satisfy; 2) New more economic technologies may be developed to satisfy end users' requirements; 3) Raw mixed cullet may become too scarce affecting availability, or too abundant, reducing tipping fees; 4) Government regulations may either change or be interpreted differently; 5) The Company could encounter higher operational costs or delays; 6) or other unforeseen circumstances could arise to adversely affect the Company's operations.

SUBSEQUENT EVENT - FIRE DOCTOR, INC.

As a subsequent event in April 20, 1996, the Company acquired 100% of stock of Fire Doctor, Inc. ("Fire") in exchange for two million shares of restricted common stock of EFTEK. The acquisition was handled as a non-taxable reorganization pursuant to the Internal Revenue Code of 1986, as amended. After the reorganization, Fire became a wholly owned subsidiary of EFTEK. As part of the acquisition, the Company agreed to dedicate $500,000 of its Private Placement proceeds to Fire. Further, the Company agreed that Fire would be independent of control of EFTEK unless or until for the year ending December 31, 1997, Fire does not achieve a pre-tax profit of a minimum of $100,000; and a minimum of $500,000 for the year ending December 31, 1998. Berkshire International Finance, Inc. ("Berkshire") and William N. Levy ("Mr. Levy") who are more than 5% owners of the stock of the Company, owned 30% and 13%, respectively, of the common stock of Fire. The acquisition was negotiated between various officers and directors of both entities with Mr. Levy declining to participate. The Company and Fire waived any potential conflict from Mr. Levy's past dual legal representation of both parties.

Fire developed and manufactures a proprietary chemical formula designed to retard the spread of flame. Fire has been in business for approximately two years of which it devoted to developing a product line of fire retardent chemicals. Their main product, Fire Barrier II, has received "Underwriter's Laboratories Recognition" in their flame reduction category. To Fire's knowledge, this is the only product that has been recognized by Underwriter's Laboratories in this category.

Fire has submitted the product for testing to various independent testing organizations which results have shown that use of the product is an effective treatment on natural and most synthetic fibers as well as natural wood. In addition, the product has been tested and classified as non-toxic and a non-irritant.

Fire's current marketing strategy is as follows:

1. To enter into agreements with key manufacturers to incorporate Fire's product into their core offering such as paints, shelf liners, wicker furniture, etc.
2. To target distributors in various "after market" industries to market through service providers to the end user. These include carpet cleaners and replacement roof companies.
3. To target selective broadcast media marketers to incorporate the product in both infomercial and commercial format.

Fire has begun to assemble commissioned manufacturers sales representatives to call on a pre-assigned list of potential customers.

Robert H. Rudman was appointed President of Fire (see Item 9. for biography of Robert H. Rudman). Also see Acquisition Agreement annexed hereto as Exhibit 10(h).

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has leased approximately 4,500 square feet of office space located at 408 Bloomfield Drive, Bloomfield Business Park, Units 1 and 2, Berlin, New Jersey 08009, from a non-affiliate for a period of a remaining two years for rent of $2,300 per month and $2,600 per month during the third year of the lease term. Fire Doctor, Inc. subsidiary is sharing the leased premises.

As a subsequent event, on June 5, 1996, the Company entered into a Sales Agreement for an approximate 137 acre industrial compound located in Winslow Township, New Jersey, from High Concrete Structures, Inc., for the total consideration of $650,000. Pursuant to the Purchase Agreement, EFTEK paid a $250,000 non-refundable deposit. The Company will pay the remaining $400,000 upon closing of the transaction, subject to various closing conditions.

Pending the closing of the transaction, the Company has obtained immediate possession of the property under a 10-year Lease
Agreement for monthly lease payments of $4,000 plus a 3% increase each year and escalation tax clauses.

There are currently four structures located on the property totaling 148,000 square feet, including an 80,000 square foot industrial plant and a 6,000 square foot commercial office building. The Company intends to house its proprietary 3-Mix Cullet processing operations in the 80,000 square foot facility.

ITEM 3.  LEGAL PROCEEDINGS

As of May 15, 1996, there were no material actions, proceedings or litigations pending at that time, or to the knowledge of the Company, threatened, to which the property of the Company was subject, or to which the Company was a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted in the Over-The-Counter market on the OTC Bulletin Board under the trading symbol "EFTK". The following table indicates the high and low bid prices of the Common Stock from August 1994 to March 31, 1996 for the quarterly periods ended on the dates set forth (reflecting the Company's common stock 1 for 17 reverse stock split in August, 1994).

  QUARTERLY PERIOD ENDED                 HIGH BID               LOW BID
  1994
  September 30                           1-3/4                  1-1/2
  December 31                            3-3/4                  1-3/4
  1995
  March 31                               3-3/4                  3
  June 30                                3-3/4                  2-3/4
  September 30                           2-3/4                  2-1/4
  December 31                            2-1/4                  3/4
  1996
  March 31                               1-1/2                  5/8

As of June 17, 1996, the high and low bid quotations for the Company's Common Stock were 3/4 and 3/4.

No price is currently available for the redeemable warrants which have been restructured so that each warrant (after the 1 for 17 reverse stock split) permits the warrant holder to purchase six shares of the Registrant's common stock at an exercise price of $2.00 per share, with an extended expiration date for the warrants of December 31, 1996. As of this date, Units, which were comprised of the Company's common stock and warrants, are no longer available or being traded.

There are approximately 183 holders of record of the Company's common stock, however, the Company believes that its beneficial shareholders are in excess of 300 in street name in various brokerage accounts. The Company has never declared a dividend on its common stock and does not plan to do so in the near future. The prices set forth above are not necessarily indicative of the depth of the trading market of the Company's common stock. These over-the-counter market quotations reflect inter-dealer prices without markups, markdowns, or commissions and may not necessarily reflect actual transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's primary source of funds and liquidity to date has been through the sale of its securities. In 1994 and 1995 the Company used its resources to further develop and attempt to sell its Ballaster and related technology to various bottling companies, without success. The Company intends to license its patents and technology to allow other companies to attempt to market the Ballaster and related technologies and, thus, not further divert the resources of the Company from its new core business.

Also as a subsequent event as discussed in the Business section, the Company anticipates substantial revenue through the payment of tipping fees for delivery and acceptance by the Company of "mixed cullet" and the sale of "processed premium cullet" to the Fiberglass and Glass Bottling industries. In order to "process" the cullet, the Company intends to make substantial capital expenditures of over $2,000,000 (by lease, purchase, or development) for machinery, equipment and leasehold improvements. The Company believes, although there is no assurance, that it has commitments to raise such capital through additional equity investments as well as tipping fees. To a significant extent the Company is dependent on the operational success of its (patent applied for) Ceramic Detector technology.

Such successful operation of processing and reselling the cullet should result in expansion plants which would need additional funding or the Company could, without assurance, depend on joint ventures to supply such expansion funding.

Although the Company believes that is a substantial and lucrative market for clean, non-contaminated cullet, the Company recognizes that there are risks of delays, mechanical proof of concept, and additional costs which may adversely affect the Company's operations.

Also as a subsequent event, in April 1996, as a diversification and hedge, the Company acquired 100% of the stock of Fire Doctor, Inc. to market as a wholly owned independent subsidiary a chemical that substantially retards the spread of flame. The initial funding to be $500,000, which was a condition of the Company's overall funding, has been dedicated to Fire Doctor, Inc. Additional funding will only be granted subject to the belief of the Company's Board that its sales progress justifies same. Although Fire Doctor has recently employed a new President and a new Sales Manager, both with retail sales experience and to be compensated on a highly weighted performance basis, it is unlikely that this subsidiary would need any additional funding in the near future, especially in the event of the receipt of anticipated sales revenue, of which there is no assurance.

As a subsequent event, in February, 1996, the Company sold 78,300 shares of its common stock in a Private Placement to a non-affiliate for $39,150, and as additional subsequent events, in April and May, 1996, the Company sold 2,533,333 shares of its common stock in a Private Placement to Arista High Technology
Growth Fund Ltd. for a consideration of $950,000. Although there is no assurance, the Company believes that additional financing through Private Placement is available, and such funds in addition to the anticipated tipping fees should provide enough financing for the Company for the next year.

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements are presented under Item 13 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

DIRECTORS AND OFFICERS AFTER THE ACQUISITION OF R & D INNOVATORS,
INC.

The following are the Officers and Directors of the Company as of June 17, 1996:

Name                       Age      Position Held with Company
- -----                     -----    ----------------------------
Frank Whitmore1             60       President, Chief Executive Officer, Director
Frank G. Pringle2          51       Vice President R & D, Director
Shawn Pringle              27       Treasurer and Chief Financial Officer
Kevin J. Coffey, Esq.3     37       Secretary, Director
Thomas Dickinson           35       Director
Thomas L. Brandt4          41       Director
Robert H. Rudman5          45       President of Fire Doctor, Inc., Director
Gerard T. Wisla6           38       Secretary
______________________________

1 Appointed January 31, 1996
2 President until January 31, 1996; resigned as Director on June 12, 1996. 3 Resigned as Secretary on June 12, 1996.
4 Appointed March 13, 1996.
5 Appointed May 7, 1996
6 Appointed June 12, 1996.

FRANK WHITMORE, President, Chief Executive Officer since January 31, 1996 and a Director of the Registrant, a general consultant since 1991, retired in 1991 from Anchor Glass Container Corporation where he served as a Corporate Officer and Vice President of Technical Services from 1984 to 1990. From 1983 to 1984 he was President of Midland Glass Company. From 1981 to 1983 Mr. Whitmore was Vice President of Engineering & Manufacturing. He held various positions with Anchor Hocking Corporation of Lancaster, Ohio between 1960 and 1981, beginning as a plant engineer, and advancing to Engineering Manager, Plant Manager, to Vice President of Operations. Mr. Whitmore received a bachelor of science degree in Electrical Engineering from Ohio University.

FRANK G. PRINGLE, President and Chairman of the Board of Directors of the Registrant and its subsidiary until January 31, 1996, has worked in the packaging industry since 1969 being initially employed by R.A. Jones. From 1971 through 1975, he was employed by Standard Knapp Packaging Machinery where his last position was as Regional Sales Manager. From 1975 to 1979, Mr. Pringle was employed as Sales Manager for Simplimatic Engineering Corporation. In 1979, Mr. Pringle purchased a part interest in Ambec Systems, serving as Vice President of Marketing and New Machine Development. At such time, he helped to developed a patented machine called "10" Conveyor. In 1981, Mr. Pringle left Ambec Systems and the packaging field due to a covenant not to compete and became involved in the ownership of health clubs, which continued until

1985 when he started Pringle Systems, a company that installed packaging equipment and manufactured conveyors and other packaging machinery. In 1990, Mr. Pringle organized R & D Innovators, Inc. and has been employed by such company to the present time as well as by Eftek Corp., the parent company. Mr. Pringle holds a number of patents in the field of engineering.

SHAWN F. PRINGLE, Treasurer and Chief Financial Officer of the Registrant and its subsidiary, is the son of Frank G. Pringle.
From 1987 to 1991, he was involved on a part time basis in the fabrication, engineering and drafting work of Pringle Systems while working for a Bachelor of Science Degree in biology at the University of South Carolina which he received in December of 1992. Thereafter, he joined R & D Innovators, Inc. full time and has been responsible for certain aspects of corporate operations and engineering.

KEVIN J. COFFEY, ESQ., Secretary and Director of the Registrant and its Subsidiary has been a partner since 1986 in the law firm of Donner, Coffey & Donner, which engages in multi-state general litigation and general practice. He received Juris Doctorate Degree from Delaware Law School in 1985 and a Bachelor of Arts from the University of Connecticut in 1980.

THOMAS DICKINSON, a Director of the Registrant and its subsidiary, was the Vice President/Group Manager of Knoblauch State Bank, where he is responsible for the administration of a diversified $35MM portfolio, business development and five staff professionals. From 1989 to 1993 he was the Senior Vice President/Chief Lending Officer of First Bank of Philadelphia, where he was responsible for all lending activities of a $100MM commercial bank. From 1985 to 1989 Mr. Dickinson was the Assistant Vice President of Liberty Bank/Equibank. He started the small business lending department which was designed to provide banking relationships for businesses and individuals with credit needs up to $500,000. From 1979 to 1985 Mr. Dickinson was a banking officer with Provident National Bank. He advanced from a customer service representative, through various Loan Production Office positions, to a banking officer managing a loan portfolio and business development capacities. He received a bachelor of science degree in management/finance from LaSalle University.

THOMAS L. BRANDT, a Director of the Registrant and its subsidiary, is the founder, President and Chief Operating Officer of Brandt Technologies, Inc. ("BTI"). BTI has operated since 1985 as a supplier of precision inspection equipment and packaging technologies to the glass and plastics container industries worldwide. From 1983 to 1985, Mr. Brandt served on the management team of Emhart/Powers Machinery Group integrating glass manufacturing systems throughout North America, Europe and the Middle East. From 1980 to 1983, he held the position of Site Project Engineer for Guardian Industries, responsible for the construction of a 186,000 square foot windshield manufacturing plant. Between 1975 - 1908, Mr. Brandt held various positions with

Thatcher Glass beginning as Corporate Layout Engineer and advancing to Assistant Plant Engineer at the Lawrenceburg, Indiana manufacturing facility. Mr. Brandt received a two year technical degree through the State University of New York for Mechanical Design and holds three (3) U.S. and International patents, jointly holds two (2) European patents and four (4) patents pending in progress.

ROBERT H. RUDMAN, a Director of the Registrant and its subsidiary, is the President of Fire Doctor, Inc., a wholly owned subsidiary of EFTEK, since March 1996 and President of V.Q. International, Inc. since January 1996. From 1994 to 1996, Mr. Rudman served as Executive Vice President, Chief Merchandise Officer for Michaels Stores, Inc. From 1991 to 1994, Mr. Rudman's title was Senior Vice President Merchandise and Marketing for Michaels Stores, Inc. The position held by Mr. Rudman while at Michaels Stores was charged with building the merchandise and marketing support group, develop business strategies and implement corporate fiscal and operational goals. During his tenure, Michaels Stores grew from a 140 store retailer doing just over $400 million in sales to a 443 store national retailer dominating it's niche doing in excess of $1.2 billion. From 1973 to 1991, Mr. Rudman held various positions within a wide variety of retail formats including the Discount, Variety and Warehouse Clubs. His primary focus has been merchandise and marketing management at middle and executive levels.

GERALD WISLA is a Certified Public Accountant and a principal partner of Wisla & Cohen Certified Public Accountants for the last five years. Mr. Wisla was previously a shareholder and Director of Quality Control for a large regional accounting firm. His experience includes presentations at continuing education seminars and articles published in various newsletters. Mr. Wisla is a graduate of Drexel University. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Wisla is a past Board member of an alumni association at Drexel University and currently serves as Treasurer and Chairman of the Finance Committee of a local non-profit organization.

ITEM 10.  EXECUTIVE COMPENSATION

                    SUMMARY COMPENSATION TABLE

                           Annual Compensation                      Long Term Compensation
                                                              Awards                    Payouts
(a)Name and    (b)  (c)    (d)      (e)Other   (f)Restricted (g)Securities   (h)      (i)
Principal                              Annual      Stock       Underlying    LTIP       All Other
Position       Year Salary  Bonus($) Compensation  Awards($) Option/SARs(#)  Payouts($) Compensation
- -----------    ---- ------  -------- ------------  --------- --------------  ---------- ------------
Frank Pringle, 1995 $ 63,750 0         0              0           0              0            0
President      1994 $112,950 0         0              0           0              0            0

Frank Pringle has agreed to receive $75,000 salary until or if management increases same subject to performance criteria. In addition, 1,000,000 shares of the Company's common stock owned by him will be kept in escrow subject to a one year performance criteria relating to earnings per share. The criteria are currently under negotiation.

Frank Whitmore, the current President of the Company, agreed to receive $50,000 annual salary and 500,000 stock options, (100,000 of which are already vested and an additional 100,000 options to be vested each year thereafter as long as he is still employed by the Company). Mr. Whitmore also received 7,500 stock options for Director compensation for 1995.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

RECORD AND BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK AFTER THE ACQUISITION OF R & D INNOVATORS, INC.

(A) (B) The following table sets forth certain information with regard to the record and beneficial ownership of the Company's common stock as of June 17, 1996 by (i) each shareholder owner of record or beneficially 5% or more of the Company's common stock
(ii) each Director individually and (iii) all Officers and Directors of the Company as a group. All numbers have been adjusted for the 1 for 17 reverse stock split, which occurred August 22, 1994:

                 NAME AND ADDRESS                                 PERCENT
TITLE OF CLASS   OF BENEFICIAL OWNER               SHARES OWNED   OF CLASS
Common           Frank Whitmore                          507,5001      3.17%
                 Bloomfield Business Park
                 408 Bloomfield Drive, Units  1 & 2
                 Berlin, New Jersey 08009

Common           Frank G. Pringle                      3,475,7502, 4  21.28%
                 8 Tallowood Drive
                 Medford, NJ 08055

Common           Kevin J. Coffey, Esq.                   382,2633     2.38%
                 153 Lost Lake
                 Marlton, NJ 08053

Common           Shawn Pringle                           255,5594     1.59%
                 Bloomfield Business Park
                 408 Bloomfield Drive, Units  1 & 2
                 Berlin, New Jersey 08009

Common           Thomas Dickinson                         15,0005     0.09%
                 Bloomfield Business Park
                 408 Bloomfield Drive, Units  1 & 2
                 Berlin, New Jersey 08009

Common           Thomas L. Brandt                          7,5006     0.05%
                 Bloomfield Business Park
                 408 Bloomfield Drive, Units  1 & 2
                 Berlin, New Jersey 08009

Common           Robert H. Rudman                         74,0007     0.46%
                 Bloomfield Business Park
                 408 Bloomfield Drive, Units  1 & 2
                 Berlin, New Jersey 08009

Common           Arista High Technology Growth         1,332,667     8.31%
                 Fund Ltd.
                 P.O. Box 20043
                 Phase 3, British American Center
                 Georgetown, Grand Cayman
                 Cayman Islands, British West Indies

Common           William N. Levy                         827,320     5.16%
                 Plaza 1000, Suite 309
                 Voorhees, New Jersey 08043

Common           Berkshire International Finance, Inc. 1,350,000     8.42%
                 551 Fifth Avenue, Suite 605
                 New York, NY 10017

Common           Gerard Wisla                             28,503     0.18%
                 4808 Rainbow Ridge Circle
                 Schwenksville, Pennsylvania 19473

All Officers and Directors as a group (8 in number)    4,746,075    29.60%

__________________________
1 Includes 7,500 stock options granted to Mr. Whitmore as a member of the Board of Directors on a yearly basis.
2  See information contained in Item 10.
3 Includes 15,000 shares of which represent stock options at 7,500 per year as compensation for being a Director.
4 Frank G. Pringle and Shawn Pringle, father and son, each disclaim beneficial ownership of the shares of Registrant held by the other.
5 Includes 15,000 stock options granted to Mr. Dickinson as a member of the Board of Directors at the rate of 7,500 stock options yearly.
6 Includes 7,500 stock options granted to Mr. Brandt as a member of the Board of Directors on a yearly basis.
7 Does not include 200,000 stock options of 250,000 that were granted of which 50,000 are vested.

(C)  CHANGE IN CONTROL

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See SUBSEQUENT EVENT - FIRE DOCTOR, INC. for certain transactions concerning William N. Levy and Berkshire International Finance,
Inc. as set forth in Part I, Item 1.

As an additional subsequent event, on June 1, 1996, the Company entered into a Consulting and Advisory Agreement with Fifth Avenue Research and Advisory Group, Inc., an affiliate of Berkshire International Finance, Inc., for financial consulting and advisory services for a one year period. Compensation is $3,000 per month in addition to 200,000 stock options exercisable at $1.00 per share for three years. This Agreement was negotiated and approved by the Board of Directors which approved the fairness and reasonableness of the Agreement.
Also as additional subsequent events, in March, April and May, 1996, the Company sold 2,533,333 shares of its common stock in a Private Placement to Arista High Technology Growth Fund Ltd. for a
consideration of $950,000.   Affiliates of Berkshire International
Finance, Inc. were issued 760,000 shares of restricted common stock as a fee for arranging said Private Placements. The Private Placements and the fee were negotiated and approved by the Board of Directors which approved the fairness and reasonableness of the Agreement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Form 10-KSB at the page indicated.

                                                      Page Number
(a)(i)  Financial Statements

        Auditor's Report as of February 14, 1996...........F1

        Consolidated Balance Sheets - December 31, 1995 and
        1994...............................................F2

        Consolidated Statement of Operations - For the years
        ended December 31, 1995 and 1994...................F3

        Statement of Shareholder's Equity - For the years
        ended December 31, 1995 and 1994...................F4

        Statement of Cash Flows - For the years ended
        December 31, 1995 and 1994.........................F5

        Consolidated Notes to Financial Statements.........F6-F10

(a)(ii) Consolidated Schedules -

        None.

        All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(iii) Exhibits
                                                       Sequential
NUMBER   DESCRIPTION                                   Page Number

3(a)     Articles of Incorporation of the Company
         (Savoy Capital Group, Inc.)                            *

3(b)     By-Laws of the Company                                 *

3(c)     Certificate of Incorporation of Exotic Bodies, Inc.    **

3(d)     Amendment of Articles of Incorporation of Savoy
         Capital Group Ltd. changing its name to Exotic Bodies,
         Inc.                                                   **

3(f)     Amendment to Certificate of Incorporation of Exotic
         Bodies, Inc. changing its name to EFTEK Corp.          ***

3(g)     Certificate of Incorporation of R & D Innovators, Inc. ***

10(a)    Stock Purchase Agreement of January 5, 1990 between
         the Registrant and Exotic Bodies, Inc.                 **

10(d)    1989 Stock Option Plan                                 **

10(g)    Stock Purchase Agreement dated July 25, 1994 by and
         between the Registrant and R & D Innovators, Inc.      ***

10(h)    Stock Purchase Agreement dated February, 1996 by and
         between the Registrant and the Shareholders of Fire
         Doctor, Inc.                                            33

10(i)    Purchase Agreement between EFTEK Corp.
         and High Concrete Structures, Inc. dated June 5, 1996.  57

10(j)    Consulting and Advisory Agreement between EFTEK Corp.
         and Fifth Avenue Research and Advisory Group, Inc.      68

*    Incorporated by reference from the like-numbered exhibit to
Form S-18 Registration Statement, SEC File No. 33-26789-NY Post-Effective Amendment No. 1 filed June 1, 1989.

**   Incorporated by reference from the like-numbered exhibit to
Form S-18 Registration Statement, SEC file No. 33-26789-NY Post-Effective Amendment No. 3 filed April 25, 1990.

*** Incorporated by reference from the Exhibit to Form 10-KSB for the fiscal year ended December 31, 1994.

(b)  Form 8-K

     None filed during the fourth quarter.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EFTEK Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EFTEK CORP.

Dated: June 24, 1996       By:/s/Frank Whitmore
                            ___________________________
                              FRANK WHITMORE
                              President, Chief Executive
                              Officer and Director

Dated: June 24, 1996       By:/s/Shawn Pringle
                           __________________________
                              SHAWN PRINGLE
                              Treasurer and Chief Financial Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of EFTEK Corp. and in the capacities and on the dates indicated.

Dated: June 24, 1996       By:/s/Frank Whitmore
                              ____________________________
                              FRANK WHITMORE
                              President, Chief Executive
                              Officer and Director

Dated: June 24, 1996       By:/s/Frank Pringle
                              _____________________________
                              FRANK PRINGLE*
                              Vice President R & D, Director

Dated: June 24, 1996       By:/s/Shawn Pringle
                              _____________________________
                              SHAWN PRINGLE
                              Treasurer and Chief Financial Officer

Dated: June 24, 1996       By:/s/Kevin J. Coffey
                              ____________________________
                              KEVIN J. COFFEY
                              Secretary and Director

Dated: June 24, 1996       By:/s/Thomas Dickinson
                              ____________________________
                              THOMAS DICKINSON, Director

Dated: June 24, 1996       By:/s/Thomas L. Brandt
                            ____________________________
                              THOMAS L. BRANDT, Director

Dated: June 24, 1996       By:/s/Robert H. Rudman
                            ____________________________
                              ROBERT H. RUDMAN**
                              President of Fire Doctor,
                              Inc. and Director

* As to events prior to June 12, 1996
**  As to events subsequent to May, 1996

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING
ISSUERS

No annual report or proxy material has been forwarded to securities holders of the Registrant during the period covered by this Form
10-KSB.










EFTEK\1995.10K

                   EFTEK CORPORATION AND SUBSIDIARY
               YEARS ENDED DECEMBER 31, 1995 AND 1994




                               CONTENTS




                                                                Page

INDEPENDENT AUDITORS' REPORT                                    F-1



CONSOLIDATED FINANCIAL STATEMENTS


Balance Sheets                                                  F-2


Statements of Operations                                        F-3


Statements of Stockholders' Equity                              F-4


Statements of Cash Flows                                        F-5


Notes to Consolidated Financial Statements                   F-6 - F-10




                     INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
EFTEK Corporation
408 Bloomfield Drive
Berlin,  New Jersey  08009


    We have audited the accompanying consolidated balance sheets of EFTEK Corporation and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFTEK Corporation and its subsidiary as of December 31, 1995 and 1994, and the results of its operations, changes in stockholders' deficiency and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                      BARATZ & ASSOCIATES, P.A.


February 14, 1996 except for
Note 9, as to which the date
is April 20, 1996

                           EFTEK CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 AND 1994

                                                    1995         1994
    Assets                                          ----         ----
    ------
Current Assets
Cash                                            $       391 $   210,645
Accounts receivable                                              11,066
Prepaid expenses                                                 11,232
Due from officer                  (Note 2)          258,338     225,109
                                                    -------     -------
    Total Current Assets                            258,729     458,052
                                                    -------     -------
Property and Equipment, Net       (Note 1)           19,113      23,261
                                                    -------     -------
Other Assets
Patent costs, net                 (Note 1)           49,540      45,497
Organization costs, net           (Note 1)            1,050       1,500
Deposits                                              3,300       2,900
                                                    -------     -------
    Total Other Assets                               53,890      49,897
                                                    -------     -------
    Total Assets                                    331,732     531,210
                                                    =======     =======

    Liabilities and Stockholders'
      Equity

Current Liabilities
Accounts payable and accrued
  liabilities                                        70,023      46,660
Due to related party              (Note 2)            4,776
                                                    -------     -------

    Total Liabilities                                74,799      46,660
                                                    -------     -------
Commitments and Contingencies     (Note 3)

Stockholders' Equity
Common stock, $.001 par; authorized
  25,000,000 shares; issued
  11,861,435 and 11,761,435 shares
  at December 31, 1995 and 1994,
  respectively                    (Note 5)           11,861      11,761
Additional paid in capital                        1,385,178   1,295,278
Deficit                                          (1,139,860) (  822,243)
                                                  ---------   ---------
                                                    257,179     484,796

Common stock held in treasury
  (14,434 shares), at cost                              246         246
                                                  ---------    --------
    Total Stockholders' Equity                      256,933     484,550
                                                  ---------    --------
    Total Liabilities and Stockholders'
      Equity                                    $   331,732 $   531,210
                                                  =========   =========

                           EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1995 AND 1994





                                               1995         1994
                                               ----         ----
Revenue                    (Note 1)     $              $     70,832
                                          ----------     ----------
Cost and Expenses
Cost of revenue                               12,347         61,648
Selling, general and
  administrative                             326,626        329,229
                                          ----------      ---------

Total Cost and
  Expenses                                   338,973        390,877
                                          ----------      ---------

Loss From Operations                     (   338,973)   (   320,045)
                                          ----------      ---------

Other Income (Expense)
Interest income                               20,729
Miscellaneous income                           1,634          1,028
Miscellaneous expense                    (     1,007)
Interest expense          (Note 2)                      (    25,037)
                                           ---------     ----------
Total Other Income
  (Expense)                                   21,356    (    24,009)
                                           ---------      ---------

Net Loss                                $(   317,617)  $(   344,054)
                                           =========      =========

Net Loss Per Share         (Note 1)     $(       .03)  $(       .03)
                                           =========      =========

Weighted Average
  Number of Shares
  Outstanding                             11,832,120     10,625,083
                                          ==========     ==========


                                               EFTEK CORPORATION
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                   Additional                   Treasury
                                 Common Stock      Paid-In                        Stock
                              Shares     Amount    Capital         Deficit       at Cost       Total
                              -----------------    -----------     -------       -------       -----
Balance, January 1, 1994 -
  as previously reported        85,900 $ 98,860  $             $(   703,298)   $(15,000)     $(619,438)

  Prior period adjustment
  (Note 8)                                                          225,109                    225,109
                               -------  -------    ---------      ---------      -------       --------

Balance, January 1, 1994 -
  as restated                   85,900   98,860                 (   478,189)    (15,000)      (394,329)

Recapitalization
  resulting from
  acquisition of R&D
  Innovators, Inc.
  on July 25, 1994
  (Note 1)                   9,925,535  (88,849)     651,357                     14,754        577,262

Conversion of additional
  loans and payables of
  R&D Innovators, Inc.'s
  Shareholders to
  additional paid in
  capital                                            196,237                                   196,237

Common stock issued
  (Note 4)                   1,750,000    1,750      447,684                                   449,434

Net loss for year ended
  December 31, 1994                                              (  344,054)                  (344,054)
                            ----------   ------    ---------      -----------   -------       ---------

Balance, December 31, 1994  11,761,435   11,761    1,295,278     (  822,243)    (   246)       484,550

Common stock issued
  (Note 4)                     100,000      100       89,900                                    90,000

Net loss for year
  ended December 31, 1995                                        (  317,617)                  (317,617)
                            ----------   ------    ---------       ----------    -------      ---------

Balance, December 31, 1995  11,861,435 $ 11,861  $ 1,385,178    $(1,139,860)   $(   246)     $ 256,933
                            ==========   ======    =========     ============    ========     =========


                          EFTEK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1995 AND 1994

                                             1995          1994
                                             ----          ----
Cash Flows From
  Operating Activities
Net loss                                  $(317,617)     $(344,054)

Adjustments to Reconcile
  Net Loss to Net Cash Used
  In Operating Activities
Amortization and depreciation                 7,367          4,851
Additional paid in capital recorded in
  exchange for wages and interest on loans                 155,706

Changes in Operating Assets
  and Liabilities
Decrease in accounts receivable              11,066
Decrease in inventory                                       53,817
Decrease (increase) in prepaid expenses      11,232       ( 11,232)
Increase in intangible assets              (  6,812)      ( 27,357)
Increase in deposits                       (    400)      (  2,900)
Increase (decrease) in
  accounts payable and
  accrued liabilities                        23,363       ( 29,858)
Increase in due to related party              4,776
Decrease in unearned revenue                              ( 29,262)
                                           ---------       --------
Net Cash Used in Operating
  Activities                               (267,025)      (230,289)
                                           ---------       --------
Cash Flows From
  Financing Activities
Loan to officer                            ( 33,229)
Other loan additions                                         1,405
Debt reduction                                            ( 31,800)
Net proceeds from issuance of
  common stock                               90,000        449,434
Officer and other loan proceeds converted
  to additional paid in capital                             40,531
                                            ---------      --------
Net Cash Provided By
  Financing Activities                       56,771        459,570
                                            ---------      --------
Cash Flows From Investing
  Activities
Cash from acquisition                                        1,801
Purchase of equipment                                     ( 25,332)
                                            ----------     --------
Net Cash Used in Investing
  Activities                                              ( 23,531)
                                            ----------     --------
Net (Decrease) Increase
  In Cash                                  (210,254)       205,750

Beginning Cash                              210,645          4,895
                                           -----------     --------
Ending Cash                               $     391      $ 210,645
                                           ===========     ========

Supplemental Disclosures (Note 7)

                             EFTEK CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995 AND 1994




1.  Summary of Significant Accounting Policies

    Description of Business

    EFTEK Corporation, formerly known as Exotic Bodies, Inc. (Exotic), a development stage company, was incorporated on December 30, 1988 in the State of Nevada. The Company was formed to begin operations of automobile theme museums and entertainment complexes featuring the display of exotic and European automobiles and associated exotic car products and services. The Company's attempt to establish and operate such exotic automobile theme museums was unsuccessful. Operations ceased in mid-1992 and the Company began to search for a suitable acquisition candidate.

    On July 25, 1994, the Company completed the acquisition of R & D Innovators, Inc. (R&D), a New Jersey Corporation, engaged in the development, manufacturing and sales of equipment for the bottling and packaging industry. For accounting purposes, the transaction was treated as an acquisition of Exotic and as a recapitalization of R & D. The shareholders of R & D agreed to exchange all of the common stock of R & D, their outstanding loan balances, accrued payroll and accrued interest for 9,000,000 newly issued shares of Exotic common stock. Prior to the execution of the acquisition, Exotic had 25,000,000 shares of authorized common stock and 17,194,400 shares outstanding. In accordance with the agreement, Exotic effected a 17 for 1 reverse stock split which resulted in 1,011,435 shares outstanding, post-split. Exotic's authorized common stock remained at 25,000,000 shares post-split. Also, as part of such acquisition, Exotic divested itself of the assets relating to the business of exotic automobiles in consideration for the cancellation by Mr. Bruce Selig (the former chairman of the board of the Company) of all his outstanding loans and accrued interest due Exotic. Simultaneously with the acquisition on July 25, 1994, prior management was replaced by the management of R & D Innovators, Inc.

    Effective August 15, 1994, Exotic amended its Certificate of Incorporation to change its name to EFTEK Corporation (EFTEK).

    Principles of Consolidation

    The  consolidated financial statements include the accounts of EFTEK
    Corporation  and  its  wholly  owned  subsidiary.   All  significant
    intercompany accounts and transactions have been eliminated.

    Use of Estimates

    The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, income, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

    Property and Equipment

    Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. Expenditures for additions, major repairs and replacements are capitalized and expenditures for maintenance and minor repairs are charged to operations as incurred. When property and equipment are retired or otherwise disposed of, the costs thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings. Depreciation expense for the year ended December 31, 1995 and 1994 was $4,148 and $2,071, respectively.

    Property and equipment consisted of the following at December 31, 1995 and 1994:

                                              1995        1994
         Equipment                         $ 10,829     $10,829
         Furniture and fixtures              12,003      12,003
         Leasehold improvements               2,500       2,500
                                             25,332      25,332
         Less accumulated depreciation        6,219       2,071

         Net property and equipment        $ 19,113    $ 23,261

    Patent and Organization Costs

    Certain patent and organization costs have been capitalized and are amortized over the estimated useful lives of the assets using the straight-line method. Patent costs are being amortized over a period of 17 years. Organization costs are being amortized over a period of 5 years.

    Revenue Recognition

    The Company recognizes revenue upon installation of their machines.

    Loss Per Common Share

    Loss per common share is based upon the weighted average number of common and common equivalent shares outstanding (including the dilutive effect of warrants). Outstanding warrants had no significant dilutive effect on loss per share or were anti-dilutive.

2.  Related Party Transactions

    At December 31, 1994, $225,109 was due from an officer and shareholder of the Company. During 1995 the Company made additional loans of $38,229 and received payments of $5,000 resulting in $258,338 due from the officer at December 31, 1995. Interest is charged on the loan at the rate 6.5% per annum. In addition, at

    December 31, 1995, the Company owed $4,776 to a related company for services rendered.

    In 1994, under an acquisition agreement, the stockholders of R & D agreed to exchange all the common stock of R & D, their outstanding loan balances, accrued interest and accrued payroll for 9,000,000 newly issued shares of Exotic's common stock (See Note 1). In 1994 interest at the higher rate of 10% or 2% over prime was accrued on stockholder loans in the aggregate amount of $26,421.

3.  Commitments and Contingencies

    Technology License Agreement

    On May 15, 1993, R & D entered into a technology license agreement with an affiliated company (common ownership), whereby R & D granted certain licensing and patent rights in exchange for royalties equal to 10% of the affiliated company sales. In 1995 and 1994, no royalties had been earned or were due to R & D.

    Operating Leases

    The Company leases office and warehouse facilities and transportation equipment under non-cancellable operating leases with expiration dates through October 1997. Rent expense amounted to $24,600 and $6,641 in 1995 and 1994, respectively.

    Future   minimum  rental  payments   under   non-cancellable   lease
    agreements are as follows:

                       1996                $ 33,108
                       1997                  30,090

    Litigation

    The Company is a defendant in two lawsuits against contractors for breach of contract and unpaid fees. The Company believes the suits are without merit and intends to vigorously defend its position. Counsel has estimated the maximum potential losses at $28,000.

4.  Income Taxes

    The Company had operating losses in 1995 and 1994; no provisions were made for income taxes. At December 31, 1995 the Company had available net operating loss carryforwards approximating $1,027,000. The loss carryforwards expire in 2005.

    Under SFAS 109 "Accounting for Income Taxes," deferred income taxes are provided on temporary differences. The principal sources of these temporary differences are the financial accounting and tax recognition of intangible assets and net operating losses.

    The net deferred tax assets at December 31, 1995 and 1994 include the following:

                                             1995           1994
         Deferred tax asset               $ 450,298      $ 320,295
         Valuation allowance for
           deferred tax asset              (450,298)      (320,295)

                                          $   -0-        $   -0-

    The tax effect of major temporary differences that gave rise to the Company net deferred tax asset at December 31, 1995 and 1994 was as follows:

                                             1995           1994
         Start - up costs                 $  40,204      $ 267,848
         Net operating loss
           carryforwards                    410,094         52,447

                                          $ 450,298      $ 320,295

5.  Common Stock

    In April 1995, the Company, in a private placement, sold 100,000 shares of its common stock at an aggregate purchase price of $100,000.

    Subsequent to the July 25, 1994 acquisition (see Note 1), the Company, in a private placement, sold 1,750,000 shares of its common stock at an aggregate purchase price of $500,000.

6.  Warrants

    As a result of the Company's recapitalization, the Company had outstanding at December 31, 1995 and 1994 approximately 65,000 Class A redeemable common stock purchase warrants and 83,000 Class B redeemable common stock purchase warrants. Each warrant allows for the purchase of 6 shares of the Company's common stock at an exercise price of $2 per share. The warrants were extended to expire in June 1996.

7.  Supplemental Disclosure of Noncash
    Investing and Financing Activities

    In accordance with the acquisition of R & D loans from shareholders, accrued payroll and accrued interest totalling $591,662 at December 31, 1993 were reclassified to additional paid in capital. Also, additional paid in capital of $155,706 was recorded during 1994 in exchange for wages and interest on loans.

    In connection with the recapitalization on July 25, 1994 R & D common stock par value was changed to $.001 per share. The change in par value resulted in a total of $74,095 being reclassified from common stock and treasury stock to additional paid in capital. Also the total equity deficit of Exotic of $14,400 was reclassified to additional paid-in capital. In addition with reference to the acquisition (see Note 1) liabilities were assumed as follows at December 31,:

                                                    1994
    Liabilities assumed
     resulting from acquisition
     of Exotic                                   $ 17,700

    Less assets acquired                            1,500

    Excess of liabilities
      assumed over assets                        $ 16,200

    Cash paid during the periods ended December 31,:

                                                    1995       1994
    Interest                                     $   0       $ 4,350

8.  Prior Period Adjustment

    The Company's deficit at the beginning of 1994 has been adjusted to reverse an accrual that was incorrectly recorded. The adjustment had no effect on net income for 1994.

9.  Subsequent Events

    Through April 20, 1996, the Company, in private placements, sold 1,410,967 shares of its common stock at an aggregate purchase price of $539,150.

    On April 20, 1996, the Company entered into an agreement with Fire Doctor, Inc. (Fire Doctor), a New Jersey corporation, to acquire all the issued and outstanding shares of Fire Doctor in exchange for 2,000,000 authorized, but unissued shares of the Company. Fire Doctor is engaged in the manufacture and sale of various fire retardant products.