Form 10QSB
period 1996-03-31
EFTEK CORP
filed 1996-06-28
CIK 846476

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   MARCH 31,
   1996 OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO


   Commission file number   33-26789-NY


                             EFTEK CORP.
            (Name of small business issuer in its charter)


         Nevada                                    93-0996501

(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)


     Bloomfield Business Park
     408 Bloomfield Drive
     Berlin, New Jersey                            08009
(Address of principal executive offices)         (Zip Code)


                          (609)767-2300
        (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Applicable only to corporate issuers:

The number of shares outstanding of each of the issuer's classes of common stock, as of JUNE 17, 1996 was 16,033,639 shares.

Transitional small business disclosure format (check one):

       Yes      No  X
FORM 10-QSB

                             EFTEK CORP.


                                INDEX



                                                                Page
PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 1996
          (Unaudited) and December 31, 1995 (Audited)            2

          Consolidated Statements of Operations
          (Unaudited) - Three Months Ended March 31, 1996
          and 1995                                               3

          Consolidated Statements of Cash Flows
          (Unaudited) Three Months Ended March 31, 1996
          and 1995                                               4

          Notes to Consolidated Financial Statements
          (Unaudited)                                          5 & 6

     Item 2.  Management's Discussion and Analysis               7


PART II.  Other Information                                      8

Signature Page                                                   9



FORM 10-QSB         PART I - FINANCIAL INFORMATION

      Item 1.     CONSOLIDATED FINANCIAL STATEMENTS
                             EFTEK CORP.
                     CONSOLIDATED BALANCE SHEETS

                                               March 31,   December 31,
                                                 1996          1995
                                              (Unaudited)    (Audited)
    Assets
Current Assets
Cash                                         $    25,172   $       391
Due from related parties                          29,000
Due from officer                                 274,406       258,338
                                               ________      _______
    Total Current Assets                         328,578       258,729
                                               ________      _______

Property and Equipment, Net (Note 1)              21,485        19,113
                                                ______       ________
Other Assets
Patent costs, net (Note 1)                        50,014        49,540
Organization costs, net (Note 1)                     975         1,050
Deposits                                           3,300         3,300
                                                ______        ______
    Total Other Assets                            54,289        53,890
                                                _______      _______
    Total Assets                                 404,352       331,732
                                               =======       =======
    Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued
  liabilities                                     76,432        70,023
Due to related party                               4,776         4,776
                                                ______        ______
    Total Liabilities                             81,208        74,799
                                                ______        ______
Stockholders' Equity
Common stock, $.001 par; authorized
  25,000,000 shares; issued 12,366,401 and
  11,861,435 shares at March 31, 1996 and
  December 31, 1995, respectively                 12,366        11,861
Additional paid-in capital (Note 6)            1,829,309     1,385,178
Deficit                                       (1,518,285)   (1,139,860)
                                            ___________   ___________
                                                 323,390       257,179
Common stock held in treasury
  (14,434 shares), at cost                           246           246
                                               _______       _______
    Total Stockholders' Equity                   323,144       256,933
                                               _______       _______
    Total Liabilities and Stockholders'
      Equity                                 $   404,352   $   331,732
                                               =======       =======
/TABLE

FORM 10-QSB

                              EFTEK CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                    Three Months
                                                   Ended March 31,
                                                   1996      1995
Revenue (Note 1)                                $       0  $      0
                                                _________  ________

Cost and Expenses
Cost of revenue                                               9,328
Selling, general and
 administrative                                    62,707    89,288
Research and development                           73,449
                                                 ______    ______
Total Cost
 and Expenses                                     136,156    98,616
                                                _______    ______

Loss From Operations                             (136,156)  (98,616)
                                               _________  ________

Other Income
Interest income                                     3,568
                                                  _____   _______

Net Loss                                        $(132,588) $(98,616)
                                                ======== =========

Net Loss Per Share (Note 1)                     $(    .01) $(   .01)
                                                ======== =========

Weighted Average
 Number of Shares
 Outstanding                                  11,913,360  11,761,435
                                            ==========  ==========
/TABLE

FORM 10-QSB

                              EFTEK CORP.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                                1996        1995
Cash Flows From Operating Activities
Net loss for the period                      $(132,588)  $( 98,616)

Adjustments to Reconcile
 Net Loss to Net Cash Used
 In Operating Activities
Amortization and depreciation                    1,982       1,732

Changes In Operating Assets
  and Liabilities
Decrease in accounts receivable                             11,066
Increase in prepaid expenses                              (  6,256)
Increase in intangible assets                 (  1,165)   (  9,910)
Increase in deposits                                      (    400)
Increase in accounts payable and
  accrued liabilities                            6,411      11,587
                                              ______      ______

Net Cash Used In Operating
  Activities                                  (125,360)   ( 90,797)
                                            _________   _________

Net Cash Used In Investing Activities
Purchase of equipment                         (  3,588)
                                            _________
Cash Flows From Financing
  Activities
Advances to related parties                   ( 29,000)
Advances to officer                           ( 16,068)
Proceeds from issuances of common stock        198,797
                                             _______     ________


Net Cash Provided By
  Financing Activities                         153,729
                                             _______     _________

Net Increase (Decrease) In Cash                 24,781    ( 90,797)

Beginning Cash                                     391     210,645
                                              ______     _______

Ending Cash                                  $  25,172   $ 119,848
                                           =========    ========
/TABLE

FORM 10-QSB
                              EFTEK CORP.
                              (Unaudited)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The financial statements for the three months ended March 31, 1996 and 1995 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly EFTEK Corp.'s (the Company's) financial position at March 31, 1996 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

    Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements of the Company at that date.

2.  Property and Equipment

    Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. Expenditures for additions, major repairs and replacements are capitalized and expenditures for maintenance and minor repairs are charged to operations as incurred. When property and equipment are retired or otherwise disposed of, the costs thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings. Depreciation expense for the three months ended March 31, 1996 and 1995 was $1,291 and $1,037, respectively.

    Property and equipment consisted of the following at:

                                        March 31,    December 31,
                                          1996           1995
      Equipment                        $ 12,003       $ 12,003
      Furniture and fixtures             14,417         10,829
      Leasehold improvements              2,500          2,500
                                       _______         ______
                                         28,920         25,332
      Less accumulated amortization
        and depreciation                  7,435          6,219
                                       _______          _____
      Net property and equipment       $ 21,485       $ 19,113
                                       ========       ========
/TABLE

FORM 10-QSB

                              EFTEK CORP.
                              (Unaudited)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




3.  Patent and Organization Costs

    Certain patent and organization costs have been capitalized and are amortized over the estimated useful lives of the assets using the straight-line method. Patent costs are being amortized over a period of 17 years. Organization costs are being amortized over a period of 5 years.

4.  Revenue Recognition

    Revenue is recognized upon receipt of royalty fees from the licensing of the Company's patents and technologies to other companies, if any, and upon receipt of mixed cullet. Upon commencement of cullet processing, revenue will be recognized based upon signed contracts or sale of processed cullet.

5.  Loss Per Common Share

    Loss per common share is based upon the weighted average number of common shares outstanding.

6.  Subsequent Event

    In April and May, 1996, the Company received $790,000 from Arista High Technology Growth Fund Ltd. for Private Placements of 2,107,333 shares of the Company's common stock.

FORM 10-QSB

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY & CAPITAL RESOURCES

The Company's primary source of funds and liquidity to date has been the sale of its securities. During the three months ended March 31, 1996, the Company's working capital increased by $66,211 due to two private placements of 504,966 shares of its common stock for an aggregate purchase price of $198,797.

The Company anticipates substantial revenue through the payment of tipping fees for delivery and acceptance by the Company of mixed cullet and the sale of processed premium cullet to the fiberglass and glass bottling industries. In order to process the cullet, the Company intends to make substantial capital expenditures of over $2,000,000 (by lease, purchase, or development) for machinery, equipment and leasehold improvements. The Company believes, although there is no assurance, that it has commitments to raise such capital through additional equity investments as well as tipping fees. To a significant extent, the Company is dependent on the operational success of its (patent applied for) ceramic detector technology.

Such successful operation of processing and reselling the cullet should result in expansion plants which would need additional funding or the Company could, without assurance, depend on joint ventures to supply such expansion funding.

Although the Company believes that there is a substantial and lucrative market for clean, non-contaminated cullet, the Company recognizes that there are risks of delays, mechanical proof of concept, and additional costs which may adversely affect the Company's operations.

Also as a subsequent event, in April 1996, as a diversification and hedge, the Company acquired 100% of the stock of Fire Doctor, Inc. to market as a wholly owned independent subsidiary, a chemical that substantially retards the spread of flame. The initial funding to be $500,000, which was a condition of the Company's overall funding, has been dedicated to Fire Doctor, Inc. Additional funding will only be granted subject to the belief of the Company's Board that its sales progress justifies same. Although Fire Doctor has recently employed a new President and a new Sales Manager, both with retail sales experience and to be compensated on a highly weighted performance basis, it is unlikely that this subsidiary would need any additional funding in the near future, especially in the event of the receipt of anticipated sales revenue, of which there is no assurance.

As additional subsequent events, in April and May, 1996, the Company sold 2,107,333 shares of its common stock in Private Placements for an aggregate purchase price of $790,000. The Company anticipates that, during the next twelve months, revenue will commence that should be sufficient to meet operating expenses. To the extent that the Company experiences a shortfall, additional funds will be sought through loans or issuances of the Company's debt or equity securities.

Inflation has had no significant effect on the Company's financial condition.
FORM 10-QSB






                     PART II - OTHER INFORMATION






Item 1.  Legal Proceedings

    There are no material legal actions proceeding or litigation pending or threatened to the knowledge of the Company.

Item 2.  Changes in Securities

    None

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    See Registrant's Subsequent Events, including the description of the Fire Doctor, Inc. acquisition in the Registrant's Form 10KSB for the Fiscal Year ended December 31, 1995 (filed June 28, 1996).


Item 6.  Exhibits and Reports on Forms 8-K

    (a) Exhibits: Incorporated by reference from the Form 10KSB report as set forth in Item 5 above.

    (b)   Reports on Form 8-K: None

                             FORM 10-QSB
                              SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, EFTEK Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EFTEK CORP.



Dated: June 28, 1996               By:/S/ FRANK WHITMORE
                                      _______________________________
                                       FRANK WHITMORE
                                       President, Chief Executive
                                       Officer



Dated: June 28, 1996               By:/S/ SHAWN PRINGLE
                                     _______________________________
                                      SHAWN PRINGLE,
                                      Chief Financial Officer