Form 10QSB
period 1996-06-30
EFTEK CORP
filed 1996-08-01
CIK 846476

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   JUNE 30,
   1996 OR

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

The number of shares outstanding of each of the issuer's classes of common stock, as of July 22, 1996 was 18,015,288 shares.

Transitional small business disclosure format (check one):
       Yes      No  X
FORM 10-QSB

                             EFTEK CORP.

                                INDEX

                                                                Page
PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - June 30, 1996
          (Unaudited)                                            2

          Consolidated Statements of Operations
          (Unaudited) - Six Months Ended June 30, 1996
          and 1995                                               3

          Consolidated Statements of Cash Flows
          (Unaudited) Six Months Ended June 30, 1996
          and 1995                                               4

          Notes to Consolidated Financial Statements
          (Unaudited)                                          5 & 6

     Item 2.  Management's Discussion and Analysis               7


PART II.  Other Information                                      8

Signature Page                                                   9
/TABLE

FORM 10-QSB         PART I - FINANCIAL INFORMATION

      Item 1.     CONSOLIDATED FINANCIAL STATEMENTS
                              EFTEK CORP.
                      CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                             June 30,
                                                               1996
    Assets
Current Assets
Cash                                                       $   115,370
Accounts receivable                                              1,521
Due from officer                                               253,459
Prepaid expenses                                                17,505
    Total Current Assets                                       387,855

Property and Equipment, Net         (Note 1)                   402,020
Other Assets
Patent costs, net                   (Note 1)                    53,252
Organization costs, net             (Note 1)                    30,348
Deposits                                                         3,300
    Total Other Assets                                          86,900
    Total Assets                                               876,775
    Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued
  liabilities                                                   46,462
    Total Liabilities                                           46,462
Stockholders' Equity
Common stock, $.001 par; authorized
  25,000,000 shares; issued 17,348,734
  shares                                                        17,349
Additional paid in capital                                   2,386,872
Deficit                                                     (1,573,662)
                                                               830,559
Common stock held in treasury
  (14,434 shares), at cost                                         246
    Total Stockholders' Equity                                 830,313
    Total Liabilities and Stockholders'
      Equity                                               $   876,775
/TABLE

FORM 10-QSB

                              EFTEK CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                              Three Months Ended        Six Months
                                   June 30,               June 30,
                              1996        1995        1996      1995

Revenue           (Note 1) $   1,774  $       0    $   1,774   $      0
Cost and Expenses
Cost of revenue                5,506                   5,506      9,328
Selling, general and
 administrative              210,419    101,664      273,126    190,952
Research and development     107,906                 181,355
Total Cost
 and Expenses                323,831    101,664      459,987    200,280
Loss From Operations        (322,057)  (101,664)    (458,213)  (200,280)
Other Income
Interest and miscellaneous
  income                      20,843                  24,411
Net Loss                   $(301,214) $(101,664)   $(433,802) $(200,280)
Net Loss Per Share(Note 1) $(    .02) $(    .01)   $(    .03) $(    .02)
Weighted Average
 Number of Shares
 Outstanding              14,225,694  11,842,754   13,069,527 11,802,319

FORM 10-QSB

                              EFTEK CORP.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               Six Months Ended
                                                    June 30,
                                                1996        1995
Cash Flows From Operating Activities
Net loss for the period                      $(433,802)  $(200,280)
Adjustments to Reconcile
 Net Loss to Net Cash Used
 In Operating Activities
Amortization and depreciation                    3,964       3,481
Changes In Operating Assets
  and Liabilities
Decrease (increase) in accounts receivable    (  1,521)     11,066
Decrease (increase) in prepaid expenses       ( 17,505)      7,488
Increase in intangible assets                 (  5,744)   (  9,710)
Increase in deposits                                      (    400)
Decrease in accounts payable and
  accrued liabilities                         ( 74,126)   (  8,161)
Net Cash Used In Operating
  Activities                                  (528,734)   (196,516)
Cash Flows From Investing Activities
Cash from acquisition                           30,247
Purchase of equipment                         (385,339)
Net Cash Used In Investing Activities         (355,092)
Cash Flows From Financing
  Activities
Payments from related parties                    4,776
Payments from officer                            4,879
Proceeds from issuances of common stock        989,150     100,000
Net Cash Provided By
  Financing Activities                         998,805     100,000
Net Increase (Decrease) In Cash                114,979    ( 96,516)
Beginning Cash                                     391     210,645
Ending Cash                                  $ 115,370   $ 114,129


Supplemental Disclosure             (Note 2)

FORM 10-QSB
                              EFTEK CORP.
                              (Unaudited)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      The financial statements for the three months and six months ended June 30, 1996 and 1995 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly EFTEK Corp.'s (the Company's) financial position at June 30, 1996 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
      For further information  refer  to   the  financial  statements  and
      footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

      Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

      Property and Equipment

      Property  and  equipment  are  stated at  cost.   Depreciation  is
     provided over the estimated useful lives of the respective assets using the straight line method. Expenditures for additions, major repairs and replacements are capitalized and expenditures for maintenance and minor repairs are charged to operations as
     incurred.   When property and equipment are retired or  otherwise
     disposed of, the costs thereof and the applicable accumulated depreciation are removed from the respective accounts and the
     resulting  gain  or loss is reflected in  earnings.   Depreciation
     expense  for  the six months ended June 30, 1996 was $2,432.

      Property and equipment consisted of the following at June 30, 1996:

      Equipment                                       $  62,422
      Furniture and fixtures                             12,003
      Building and leasehold improvements               336,246
                                                        410,671
      Less accumulated amortization
        and depreciation                                  8,651
      Net property and equipment                      $ 402,020
/TABLE

FORM 10-QSB
                              EFTEK CORP.
                              (Unaudited)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Patent and Organization Costs

    Certain patent and organization costs have been capitalized and are amortized over the estimated useful lives of the assets using the straight-line method. Patent costs are being amortized over a period of 17 years. Organization costs are being amortized over a period of 5 years.

    Revenue Recognition

    Revenue is recognized upon receipt of royalty fees from the licensing of the Company's patents and technologies to other companies. Revenue from tipping fees is recognized upon receiving delivery of mixed cullet.

    Loss Per Common Share

    Loss per common share is based upon the weighted average number of common shares outstanding.

2.  Supplemental Disclosure of Noncash Investing Activity

    During the three months ended June 30, 1996, the Company acquired Fire Doctor, Inc., a company engaged in the development of fire
    retardant products.    In addition, the Company transferred all
    assets and liabilities of its recycling division to a newly formed corporation called C.F.C., Inc. In conjunction with the acquisition, assets and liabilities were recorded as follows:

        Assets acquired                           $ 57,890
        Liabilities assumed                         38,733

            Excess of Assets Acquired
              Over Liabilities Assumed            $ 19,157

FORM 10-QSB

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six and Three Month Periods Ended June 30, 1996 Compared To The Six and Three Month Periods Ended June 30, 1995.

Revenue of $1,774 has been realized for the six and three months ended June 30, 1996. Operating expenses for the six months ended
June 30, 1996 were $459,987 as compared to $200,280 for the six months ended June 30, 1995. Operating expenses for the three months ended June 30, 1996 were $323,831 as compared to $101,664 for the three months ended June 30, 1995. During the three months ended June 30, 1996, the Company acquired Fire Doctor, Inc., a company engaged in the development of a chemical that substantially retards the spread of flame. In addition, the Company transferred all assets and liabilities of its recycling division to a newly formed corporation called C.F.C., Inc.
The Company anticipates substantial revenue from C.F.C., Inc. through the payment of tipping fees for delivery and acceptance by the Company of "mixed cullet" and the sale of "processed premium cullet" to the Fiberglass and Glass Bottling industries. In order to "process" the cullet, the Company intends to make substantial capital expenditures of over $2,000,000 (by lease, purchase, or development) for machinery, equipment and leasehold improvements.

The increase in operating expenses is primarily due to the operations of the above subsidiaries. Fire Doctor and C.F.C. had operating expenses of $93,046 and $113,506, respectively, for the three months ended June 30, 1996.

The Company anticipates that, during the next twelve months, revenue will commence that should be sufficient to meet operating expenses. To the extent that the Company experiences a shortfall, additional funds will be sought through loans or issuances of the Company's debt or equity securities.

Inflation has had no significant effect on the Company's financial condition.

Liquidity & Capital Resources

The Company's primary source of funds to date has been the sale of its
securities.   During  the  six months ended  June  30,  1996,  the
Company's working capital increased by $250,387 due to four private placements of 2,611,633 shares of its common stock for an aggregate purchase price of $989,150.

The Company is continuing to obtain additional financing through private placements and negotiate agreements for the purpose of future operations relating to the processing of recycled glass and fire retardant products.

FORM 10-QSB

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    There are no material legal actions proceeding or litigation pending or threatened to the knowledge of the Company.

Item 2.  Changes in Securities

    None

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Forms 8-K

    (a)  Exhibits:  None
    (b)  Reports on Form 8-K: None

FORM 10-QSB
                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, EFTEK Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 EFTEK CORP.



Dated:  July 25, 1996         By:/s/Frank Whitmore
                                 _______________________________
                                 FRANK WHITMORE
                                 President, Chief Executive
                                 Officer, and Chairman of the
                                 Board of Directors


Dated:  July 25, 1996        By:/s/Shawn Pringle
                                _______________________________
                                SHAWN PRINGLE,
                                Chief Financial Officer