Form 10QSB
period 1996-09-30
EFTEK CORP
filed 1996-11-07
CIK 846476

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
   1996 OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO




   Commission file number   33-26789-NY


                          EFTEK CORPORATION
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



(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Applicable only to corporate issuers:

The number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1996 was 24,054,834 shares.

Transitional small business disclosure format (check one):

       Yes      No  X

                           EFTEK CORPORATION





                                                              Page(s)
                                                           -------

       Consolidated Financial Statements


          Consolidated Balance Sheet - September 30, 1996
          (Unaudited)                                            2

          Consolidated Statements of Operations
          (Unaudited) - Nine Months Ended September 30,
          1996 and 1995                                          3

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended September 30,
          1996 and 1995                                          4

          Notes to Consolidated Financial Statements
          (Unaudited)                                          5 - 7

/TABLE

FORM 10-QSB

                           EFTEK CORPORATION



                                INDEX


                                                               Page(s)
                                                            -------

PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 1996
          (Unaudited)                                            2

          Consolidated Statements of Operations
          (Unaudited) - Nine Months Ended September 30,
          1996 and 1995                                          3

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended September 30,
          1996 and 1995                                          4

          Notes to Consolidated Financial Statements
          (Unaudited)                                          5 - 7

     Item 2.  Management's Discussion and Analysis               8


PART II.  Other Information                                      9

Signature Page                                                  10

/TABLE

FORM 10-QSB         PART I - FINANCIAL INFORMATION

      Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

                           EFTEK CORPORATION
                      CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1996
                               (Unaudited)

    Assets
    ------
Current Assets
--------------
Cash                                                       $   121,052
Accounts receivable                                             42,402
Due from officer                                               257,578
Prepaid expenses                                                18,361
                                                        -----------
    Total Current Assets                                       439,393
    --------------------                                     -----------

Property and Equipment, Net         (Note 1)                 1,763,406
---------------------------                                  -----------

Other Assets
------------
Patent costs, net                   (Note 1)                    52,559
Organization costs, net             (Note 1)                    34,223
Deposits                                                         3,300
                                                        -----------
    Total Other Assets                                          90,082
    ------------------                                       -----------
    Total Assets                                             2,292,881
    ------------                                           ===========
    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities
-------------------
Accounts payable and accrued
  liabilities                                                  311,571
                                                        -----------
    Total Liabilities                                          311,571
    -----------------                                      -----------
Stockholders' Equity
--------------------
Common stock, $.001 par; authorized
  25,000,000 shares; issued and
  outstanding 22,452,916 shares                                 22,453
Additional paid in capital                                   3,719,300
Deficit                                                     (1,760,197)
                                                        -----------
                                                             1,981,556
Common stock held in treasury
  (14,434 shares), at cost                                         246
                                                        -----------
    Total Stockholders' Equity                               1,981,310
    --------------------------                          -----------
    Total Liabilities and Stockholders'
      Equity                                               $ 2,292,881
    ----------------------------------                     ===========

             See accompanying notes to financial statements.
FORM 10-QSB

                            EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                SEPTEMBER 30,          SEPTEMBER 30,
                              1996        1995        1996       1995
                              -----       -----       -----      -----
REVENUE           (Note 1)$   77,417 $   20,000    $ 79,191   $  20,000
                          ---------- ----------    ---------  ----------

COST AND EXPENSES
Cost of revenue                8,317                 13,823       9,328
Selling, general and
 administrative              259,565     83,744     532,691     274,696
Research and development         300                181,655
                          ---------- ----------  ----------  ----------
TOTAL COST
 AND EXPENSES                268,182     83,744     728,169     284,024
                          ---------- ----------  ----------  ----------

LOSS FROM OPERATIONS        (190,765)  ( 63,744)   (648,978)   (264,024)
                          ---------- ----------  ----------  ----------

OTHER INCOME
Interest and miscellaneous
  income                       4,230                 28,641
                          ---------- ----------  ----------  ----------
NET LOSS                  $ (186,535)$ ( 63,744) $ (620,337) $ (264,024)
                          ========== ==========  ==========  ==========

NET LOSS PER SHARE        $ (    .01)$ (    .01) $(     .04) $(     .02)
                          ========== ==========  ==========  ==========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING              20,115,938  11,861,435 15,401,971  11,822,241
                          ==========  ========== ==========  ==========













             See accompanying notes to financial statements.
FORM 10-QSB

                            EFTEK CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                               1996        1995
                                              ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the nine months               $(  620,337)  $(264,024)

ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization                    5,946       5,433

CHANGES IN OPERATING ASSETS
 AND LIABILITIES
(Increase) decrease in accounts receivable  (   42,402)     11,066
(Increase) decrease in prepaid expenses     (   18,361)     11,232
Increase in intangible assets               (   38,490)   ( 20,699)
Increase in deposits                                      (    400)
Increase (decrease) in accounts payable
  and accrued liabilities                      255,579    (  7,105)
                                             ---------     -------
NET CASH USED IN OPERATING ACTIVITIES       (  458,065)   (264,497)
                                             ---------     -------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment         (1,747,941)
                                             ---------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to related party                 (    4,776)   (  2,500)
Payments from officer, net                         760
Proceeds from issuances of common stock      2,330,683     100,000
                                             ---------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES    2,326,667      97,500
                                             ---------     -------
NET INCREASE (DECREASE) IN CASH                120,661    (166,997)

BEGINNING CASH                                     391     210,645
                                             ---------     -------
ENDING CASH                                $   121,052   $  43,648
                                             =========     =======



Supplemental Disclosure             (Note 2)





             See accompanying notes to financial statements.
FORM 10-QSB

                            EFTEK CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business

    EFTEK Corporation (the Company), formerly known as Exotic Bodies, Inc. (Exotic), a development stage company, was incorporated on December 30, 1988 in the State of Nevada. The Company was formed to begin operations of automobile theme museums and entertainment complexes featuring the display of exotic and European automobiles and associated exotic car products and services. The Company's attempt to establish and operate such exotic automobile theme museums was unsuccessful. Operations ceased in mid-1992 and the Company began to search for a suitable acquisition candidate.

    On July 25, 1994, the Company completed the acquisition of R & D Innovators, Inc. (R&D), a New Jersey Corporation, engaged in the development, manufacturing and sales of equipment for the bottling and packaging industry. For accounting purposes the transaction was treated as an acquisition of Exotic and as a recapitalization of R &
    D. The shareholders of R & D agreed to exchange all of the common stock of R & D, their outstanding loan balances, accrued payroll and accrued interest for 9,000,000 newly issued shares of Exotic common stock. Prior to the execution of the acquisition, Exotic had 25,000,000 shares of authorized common stock and 17,194,400 shares outstanding. In accordance with the agreement, Exotic effected a 17 for 1 reverse stock split which resulted in 1,011,435 shares outstanding, post-split. Exotic's authorized common stock remained at 25,000,000 shares post-split. Also, as part of such acquisition, Exotic divested itself of the assets relating to the business of exotic automobiles in consideration for the cancellation by Mr. Bruce Selig (the former chairman of the board of the Company) of all his outstanding loans and accrued interest due Exotic. Simultaneously with the acquisition on July 25, 1994, prior management was replaced by the management of R & D Innovators, Inc.

    Effective August 15, 1994, Exotic amended its Certificate of
    Incorporation to change its name to EFTEK Corporation.

    On April 1, 1996, the Company acquired Fire Doctor, Inc., a New Jersey Corporation engaged in the development of fire retardant products. In addition, during 1996, the Company transferred all assets and liabilities of its glass processing division to a newly formed wholly owned corporation, C.F.C., Inc.

    Principles of Consolidation

    The consolidated financial statements include the accounts of EFTEK Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Basis of Presentation

    The financial statements for the three months and nine months ended September 30, 1996 and 1995 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at September 30, 1996 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     For further information  refer  to   the  financial  statements
    and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

    Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

    Property and Equipment

    Property  and  equipment  are  stated at  cost.   Depreciation  is
    computed using the straight line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are
    charged  against income as incurred.   When property and equipment
    are sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. Depreciation expense for the nine months ended September 30, 1996 was $3,648.

    Property and equipment consisted of the following at September 30, 1996:

      Property                                      $   663,000
      Equipment                                         692,063
      Furniture and fixtures                             16,519
      Building and leasehold improvements               401,691
                                                     ----------
                                                      1,773,273
      Less accumulated depreciation
        and amortization                                  9,867
                                                     ----------

      Net property and equipment                    $ 1,763,406

                                                     ==========

    Patent and Organization Costs

    Certain patent and organization costs have been capitalized and are amortized over the estimated useful lives of the assets using the straight line method. Patent costs are being amortized over a period of 17 years. Organization costs are being amortized over a period of 5 years.

    Revenue Recognition

    Revenue is recognized upon receipt of royalty fees from the licensing of the Company's patents and technologies to other companies. Revenue from tipping fees is recognized upon receipt of mixed cullet.

FORM 10-QSB

                           EFTEK CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




2.  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY

    During the nine months ended September 30, 1996, the Company acquired Fire Doctor, Inc., a company engaged in the development of fire retardant products. In conjunction with the acquisition, assets and liabilities were recorded as follows:

        Assets acquired                           $ 57,890
        Liabilities assumed                         38,733
                                                   -------
            Excess of Assets Acquired
              Over Liabilities Assumed            $ 19,157
                                                   =======

    In addition, the Company transferred all assets and liabilities of its glass processing division to a newly formed wholly owned corporation called C.F.C., Inc.

FORM 10-QSB



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1995.

Revenue of $79,191 and $77,417 have been realized for the nine and three months ended September 30, 1996 respectively. Operating expenses for the nine months ended September 30, 1996 were $714,346 as compared to $274,696 for the nine months ended September 30, 1995. Operating expenses for the three months ended September 30, 1996 were $259,865 as compared to $83,744 for the three months ended September 30, 1995. During the nine months ended September 30, 1996, the Company acquired Fire Doctor, Inc. (Fire Doctor), a company engaged in the development of a chemical that substantially retards the spread of flame. In addition, the Company transferred all assets and liabilities of its glass processing division to a newly formed wholly owned corporation called C.F.C., Inc. (CFC). The Company anticipates substantial revenue from CFC through the payment of tipping fees for delivery and acceptance by the Company of "mixed cullet" and the sale of "processed premium cullet" to the Fiberglass and Glass Bottling industries. In order to "process" the cullet, the Company has made substantial capital expenditures of $1,747,941 for machinery, equipment and leasehold improvements during 1996.

The increase in operating expenses is primarily due to the operations of the above subsidiaries. Fire Doctor and CFC had operating expenses of $133,272 and $260,790 respectively, for the nine months ended September 30, 1996 and $40,226 and $147,284 for the three months ended September 30, 1996, respectively.

The Company anticipates that, during the next twelve months, revenue will commence that should be sufficient to meet operating expenses. To the extent that the Company experiences a shortfall, additional funds will be sought through loans or issuances of the Company's debt or equity securities.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds to date has been the sale of its
securities.   During  the nine months ended  September  30,  1996,
the Company's working capital decreased by $56,108. Cash increased by $120,661 provided by financing activities including private placements of 10,591,481 shares of common stock for an aggregate purchase price of $2,330,683. Investing activities included $1,747,941 used to purchase property and equipment.

The Company's principal cash needs on both a short and long - term basis are for the funding of its operations, and capital expenditure requirements. The company estimates that the glass processing line could be operational by January 1, 1997.
FORM 10-QSB





                     PART II - OTHER INFORMATION





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

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Forms 8-K

    (a)  Exhibits:  None
    (b)  Reports on Form 8-K: None

FORM 10-QSB
                              SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, EFTEK Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EFTEK CORPORATION



Dated: November 7, 1996            By: /s/Frank Whitmore
       ________________               _______________________________
                                      FRANK WHITMORE
                                      President, Chief Executive
                                      Officer, and Chairman of the
                                      Board of Directors


Dated: November 7, 1996            By: /s/Shawn Pringle
       ________________               _______________________________
                                      SHAWN PRINGLE
                                      Chief Financial Officer