Form 10KSB
period 1996-12-31
EFTEK CORP
filed 1997-04-15
CIK 846476

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-KSB

        Annual report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1996.

Commission file number: 33-26789NY

                               EFTEK CORP.
              (Name of small business issuer in its Charter)

         Nevada                                          93-0996501
(State or other jurisdiction                           (IRS Employer
    of incorporation)                               Identification Number)

                    408 Bloomfield Drive, Units 1 & 2
                      West Berlin, New Jersey  08091
                 (Address of Principal Executive Offices)
              Registrant's Telephone Number:  (609) 767-2300

Securities to be registered under Section 12(b) of the Act:
Title of Each Class               Name of each exchange on which registered
       None                                          None

Securities to be registered under Section 12(g) of the Act:     None

Check whether the issuer (1) filed all reports required to be  filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form,
10-KSB or any amendment to this Form 10-KSB.     X

State issuer's revenues for its most recent fiscal year:  $207,677

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 1997 was approximately $4,444,557 based on the average high and low bid prices for such common stock as reported on the O-T-C Bulletin Board.

The number of shares of Common Stock outstanding as of March 31, 1997 was 29,004,311. The number of Class A Redeemable Common Stock Purchase Warrants outstanding as of March 31, 1997 was 65,412. The number of Class B Redeemable Common Stock Purchase Warrants outstanding as of March 31, 1997 was 82,824.

Documents Incorporated by Reference - Various exhibits from the Company's Post-Effective Amendment No. 1 to Form S-18 Registration Statement, Sec. File No. 33-26789NY filed June 1, 1989 and such other documents contained in Item 13(a)(iii).

Transitional Small Business Disclosure Format (Check One): Yes      No  X
                                                                ---    ---

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

At the same time, single color cullet is a very valuable raw material for fiberglass and container glass manufacturing. It has a lower viscosity than other glassmaking materials (sand, etc.) and liquefies at a lower Fahrenheit than for the virgin batch. As a result, not only the melting process speeds up and the wear of the furnace refracting bricks lessens (leading to its longer production life) but, most importantly, substantial savings of natural gas, the principal fuel for glass furnaces, is achieved. A Federal Department of Energy study claims that every 10% increment of recycled glass in a batch reduces energy demand by 2%-3%. The US Glass Packaging Institute estimated that in a standard size furnace for every 10% increase in cullet, the annual consumption of gas is reduced by about 24.5 million cubic feet. Also, cullet use in glass production is more environmentally sound, since it reduces the use of landfills and lowers furnace air emissions. Landfill space availability, especially in Metropolitan areas, is becoming more scarce. Incinerator disposal of waste materials is growing. Some waste materials such as presently unusable glass cannot be disposed of by incineration, but are disposed of in landfills. Unusable scrap glass, referred to as cullet, can be recycled if the contaminants can be removed. Manufacturers of fiberglass and glass containers do use clean cullet, even in relatively small amounts of different colors of commingled glass. The U.S. Fiberglass Market for cullet is several hundred thousand tons annually. As technologies advance the use of commingled (3-MIX) cullet, their usage can equal the bottle glass usage.

CONTAMINANT DETECTION AND EXTRACTION

With all the attractiveness of 3-MIX from the economic and environmental standpoints, this material has not been used very much by the fiberglass industry. The major reason is the approximate 10% of contaminants contained in an average 3-MIX batch. The fiberglass industry limits the 3-MIX contaminant content and imposes other requirements for the cullet it uses. While there have been developed ways to automatically remove paper, plastics and metals, ceramics and other solid contaminants, both transparent and opaque still are a major problem, precluding the large-scale use of 3-MIX in fiberglass production. Melting temperature varies from a minimum of 400 degrees higher than that of a virgin batch and, as a result, unmelted ceramic seeds and stones block (and often damage) fiberglass extrudes and disrupt the whole manufacturing process. So far, ceramics have been removed from 3-MIX for the most part manually. This method is not only unreasonably expensive, but highly inefficient as well. While non-transparent ceramic pieces (still only the larger ones) can be removed this way, fragments of Pyrex, which looks very similar to glass, go undetected and cause an unacceptably high level of 3-MIX contamination.

EFTEK's wholly owned subsidiary, C.F.C., Inc., is developing and has applied for a patent for an automatic Contaminant Detector and Ejector. Although there is no assurance that this system will work efficiently in production, the Company believes that this system will expose a layer of 3-MIX, fed onto a conveyor belt, to a special electromagnetic treatment and then scan the activated cullet. The computerized scanner is being designed to electronically divide the scanned area of the 3 feet wide conveyor belt into sectors and identify those which contain ceramic and other contaminant pieces. With the help of proprietary software, the scanner will be coordinated with the contaminant ejection unit, which is activated in the "kick-out area" at the right time to discard the contaminated sector of the conveyor. With a projected high level of efficiency and limited waste, C.F.C.'s Contaminant Detector when combined with the use of existing technology could more effectively solve the problem of contaminant contamination of 3-MIX cullet and open the possibility for more use of this material in fiberglass (as well as container glass) production.

EFTEK'S RECYCLING PLANT

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

In order to penetrate this market, the Company proposes to develop and operate, either for its own use or by joint-ventures, various recycling plants throughout the U.S. To establish proof of operation, acceptance of market, and economic viability, the Company purchased in June of 1996 approximately 137 acres of land in South New Jersey containing a 1200 feet long by 65 feet wide preformed concrete building large enough to house two production lines as well as storage of raw unprocessed 3-MIX cullet, as well as the processed Premium Cullet. Plans are to operate up to two shifts of production 7.5 hours per shift. Total employment with two shifts of operation is expected to be 17 people. The projected schedule for start up of one shift is late May 1997.

INCOME FROM RAW MATERIAL ACCEPTANCE

What the Company believes is unique to the recycling industry, various waste removers, haulers and other recycling companies have to pay landfills or other environmentally acceptable depositories tipping fees for the disposal of unusable mixed cullet, which can range from $20 to $50 per ton on the average, depending upon location and availability in the U.S.

EFTEK; As an anticipated processor of mixed cullet began receiving deliveries from various recyclers within a 150 mile range. Tipping fees averaged $6.00 per ton net, depending on volume, delivered to the Company's processing plant. The Company intends to enter into long term (one and a half years) supply agreements with recyclers in the area once the processing plant is fully operational.

As a processor of 3-MIX cullet, the Company is complying with all special permits required and other regulations from State or Federal agencies.

The acceptance of the cullet raw material and the payment to the Company of tipping fees resulted in immediate cash flow and should be a continuous source of revenue.

During January 1997, management elected to cease accepting cullet deliveries due to price discrepancies with suppliers and other reasons. It is anticipated that the Company will resume accepting cullet immediately upon being "qualified" by certain of its end users at an increased fee schedule.

DESCRIPTION OF PLANT OPERATION

EFTEK's program for processing 3-MIX cullet consists of machinery that removes organics, paper, plastic, ceramics and other contaminants. The process begins with receipt of cullet from recyclers. The first step of the process is to remove all ferrous (magnetic) metals. After ferrous metals are removed, paper, plastics and other organics are removed. Next, it is crushed to a size not greater than two inches. After crushing non-ferrous metals are removed. The next step in the process is to wash (and recycle the water) and then dry the cullet to remove the remaining organics, plastics and paper. Following the drying process, non-transparent contaminants such as opaque ceramics, stones, rocks, etc. are removed. The next step of the process is to remove transparent ceramics, vision ware, pyrex, etc. by EFTEK's patent pending contaminant detector presently under development. The final step of the process is to size the cullet to customer specifications. The finished product will be loaded in trucks and rail for delivery to customers. The removed contaminants should be a small percentage of the total. All materials separated from the cullet will be either sold to an end user, or disposed of in the most economical acceptable manner.

GOVERNMENT REGULATION

The Company believes that its processing plant will be subject to minor State or Federal regulations (such as filing for a Class A Recycling Permit). The Company, upon acceptance of the raw cullet material, will be responsible for either its processing or ultimate disposal if it can not be properly processed.

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

FIRE DOCTOR, INC.

In April 1996, the Company acquired 100% of stock of Fire Doctor, Inc.
("Fire Doctor") in exchange for two million shares of restricted common stock of EFTEK. The acquisition was handled as a non-taxable reorganization pursuant to the Internal Revenue Code of 1986, as amended. After the reorganization, Fire Doctor became a wholly owned subsidiary of EFTEK. As part of the acquisition, the Company loaned $250,000 of its Private Placement proceeds to Fire Doctor. Further, the Company agreed that Fire Doctor would be independent of control of EFTEK unless or until for the year ending December 31, 1997, Fire Doctor does not achieve a pre-tax profit of a minimum of $100,000; and a minimum of $500,000 for the year ending December 31, 1998. Berkshire International Finance, Inc. ("Berkshire") through its affiliate Sierra Growth & Opportunity Fund, Inc. who is now, and William N. Levy ("Mr. Levy") who was more than 5% owners of the stock of the Company, owned 30% and 13%, respectively, of the common stock of Fire Doctor. The acquisition was negotiated between various officers and directors of both entities with Mr. Levy declining to participate. The Company and Fire Doctor waived any potential conflict from Mr. Levy's past dual legal representation of both parties.

Fire Doctor developed and markets a proprietary chemical formula designed to retard the spread of flame. Fire Doctor has been in business for approximately three years of which it devoted to developing a product line of fire retardant chemicals. Their main product, Fire Barrier II, has received "Underwriter's Laboratories Recognition" in their flame reduction category. To Fire Doctor's knowledge, this is the only product that has been recognized by Underwriter's Laboratories in this category.

Fire Doctor has submitted the product for testing to various independent testing organizations which results have shown that use of the product is an effective treatment on natural and most synthetic fibers as well as natural wood. In addition, the product has been tested and classified as non-toxic and a non-irritant. Towards this end, Fire Doctor successfully sold its product as and "added value" item to Yenkin-Majestic a major paint manufacturer for inclusion in its line of "kid proof" paint.

Fire Doctor's current marketing strategy is as follows:

1. To enter into agreements with key manufacturers to incorporate Fire Doctor's product into their core offering such as paints, shelf liners, wicker furniture, etc.
2. To target distributors in various "after market" industries to market through service providers to the end user. These include carpet cleaners and replacement roof companies.
3. To target selective broadcast media marketers to incorporate the product in both infomercial and commercial format.

Fire Doctor utilizes commissioned manufacturers sales representatives to call on a pre-assigned list of potential customers.

Herbert Siegel was appointed President of Fire Doctor, Inc. in August, 1996 (see Item 9. for biography of Herbert Siegel).

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has leased approximately 4,500 square feet of office space located at 408 Bloomfield Drive, Bloomfield Business Park, Units 1 and 2, Berlin, New Jersey 08009, from a non-affiliate for a period of a remaining six months for rent of $2,600 per month. Fire Doctor, Inc. subsidiary is sharing the leased premises.


In June 1996, the Company purchased an approximate 137 acre industrial compound located in Winslow Township, New Jersey, from High Concrete Structures, Inc., for the total consideration of $650,000.

There are currently seven structures located on the property totaling 148,000 square feet, including an 80,000 square foot industrial plant and a 8,000 square foot commercial office building. The Company houses its proprietary 3-Mix Cullet processing operations in the 80,000 square foot facility.

ITEM 3.  LEGAL PROCEEDINGS

As of March 26, 1997, there were no material actions, proceedings or litigations pending at that time, or to the knowledge of the Company, threatened, to which the property of the Company was subject, or to which the Company was a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Shareholder's Meeting was held on August 19, 1996, at which time three matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of Baratz & Associates, P.A., as the Company's independent auditors for fiscal year 1996, adoption of the 1996 Stock Incentive Plan (800,000 shares), and the election of the following Directors: Frank Whitmore, Thomas L. Brandt, Robert H. Rudman, Oleg Batratchenko and Kevin J. Coffey, Esquire.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted in the Over-The-Counter market on the OTC Bulletin Board under the trading symbol "EFTK". The following table indicates the high and low bid prices of the Common Stock from January 1995 to March 31, 1996 for the quarterly periods ended on the dates set forth (reflecting the Company's common stock 1 for 17 reverse stock split in August, 1994).

  QUARTERLY PERIOD ENDED                 HIGH BID               LOW BID
  1995
  March 31                               3-3/4                  3
  June 30                                3-3/4                  2-3/4
  September 30                           2-3/4                  2-1/4
  December 31                            2-1/4                  3/4

  1996
  March 31                               1-1/2                  5/8
  June 30                                1-1/16                 3/4
  September 30                           1-1/8                  7/16
  December 31                            1-1/2                  3/4

  1997
  March 31                               1-15/32                9/16

As of March 31, 1997, the high and low bid quotations for the Company's Common Stock were 9/16 and 9/16.

No price is currently available for the redeemable warrants which have been restructured so that each warrant (after the 1 for 17 reverse stock split) permits the warrant holder to purchase six shares of the Registrant's common stock at an exercise price of $2.00 per share, with an extended expiration date for the warrants of December 31, 1997. As of this date, Units, which were comprised of the Company's common stock and warrants, are no longer available or being traded.

There are approximately 252 holders of record of the Company's common stock, however, the Company believes that its beneficial shareholders are in excess of 700 in street name in various brokerage accounts. The Company has never declared a dividend on its common stock and does not plan to do so in the near future. The prices set forth above are not necessarily indicative of the depth of the trading market of the Company's common stock. These over-the-counter market quotations reflect inter-dealer prices without markups, markdowns, or commissions and may not necessarily reflect actual transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company's primary source of funds and liquiditity to date has been through the sale of its securities. The Company also received $202,620 in tipping fees for the delivery and acceptance of 3 mix cullet (see below). Additionally, an option, which was not subsequently exercised, was sold for the licensing of the ballaster technology. The Company continues to be receptive to any offers to license its technologies but is not actively pursuing this area which would divert resources from its current core business.

The Company believes there is a substantial and lucrative market for clean, non-contaminated cullet. In an effort to tap this market the Company purchased in June of 1996 a 137 acre industrial compound including an 80,000 square foot industrial building as the site of the first processing facility. The property was purchased for $650,000 with an additional $726,786 of improvements made to date. There is also additional office and other building totaling 48,000 square feet as well as land available to rent to third parties.

In addition to the building improvements, approximately $1,482,157 of equipment and machinery, labor and supplies were incurred through December 31, 1996 in developing the processing line. The line is expected to be completed by May 15,1997.

As a subsequent event, management decided during January 1997 to cease accepting 3 mix cullet due to price discrepancies with suppliers and other reasons. However, it continues to receive and process "flint" glass which has immediate end use. It is anticipated that the Company will resume accepting cullet immediately upon being "qualified" by certain of its end users at an increased fee schedule.

In April, 1996, the Company acquired, as a diversification hedge, 100% of the stock of Fire Doctor, Inc. The wholly owned subsidiary markets and sells a chemical which substantially retards the spread of flame. Fire Doctor has successfully sold its product as an "added value" item to a major paint manufacturer for inclusion in its line of "kids proof" paint. This direction, combined with the obvious consumer use with Christmas trees, decks, etc. has been the basis for the Company's continued support despite slow sales performance.

Throughout 1996, management continuously reviewed, revised and addressed its overhead costs in order to maximize efficiencies during the processing line construction and development. These efforts continue in 1997 as the line becomes operational and future sites are identified and pursued.

As a subsequent event, the Company sold at various points in 1997, additional shares of its common stock for a consideration of $781,125. Although there is no assurance, the Company believes that additional financing through Private Placement is available and such funds, in addition to tipping fees and, eventually, the sale of premium cullet to end users should provide enough financing for the Company for the next year.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's financial statements are presented under Item 13 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

The following are the Officers and Directors of the Company as of March 26, 1997:

Name                          Age       Position Held with Company
-----                        -----      ----------------------------
Frank Whitmore1               61        President, Chief Executive
                                        Officer, Director
Frank G. Pringle2             52        Vice President R & D, Director
Shawn Pringle                 28        Treasurer and Chief Financial Officer
Kevin J. Coffey, Esq.3        38        Director
Thomas L. Brandt4             42        Director
Herbert Siegel5               46        President of Fire Doctor, Inc.,
                                        Director
Gerard T. Wisla6              39        Secretary, Director
______________________________

1 Appointed January 31, 1996
2 President until January 31, 1996; resigned as Director on June 12, 1996,
and no longer    an officer and employee as of March 31, 1997.
3 Resigned as Secretary on June 12, 1996.
4 Appointed March 13, 1996.
5 Appointed August 2, 1996, as President of Fire Doctor, Inc.(and a Director
until March    19, 1997).
6 Appointed Secretary June 12, 1996 and a Director since March 19, 1997.

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

FRANK G. PRINGLE, President and Chairman of the Board of Directors of the Registrant and its subsidiary until January 31, 1996, and no longer an employee as of March 31, 1997, has worked in the packaging industry since 1969 being initially employed by R.A. Jones. From 1971 through 1975, he was employed by Standard Knapp Packaging Machinery where his last position was as Regional Sales Manager. From 1975 to 1979, Mr. Pringle was employed as Sales Manager for Simplimatic Engineering Corporation. In 1979, Mr. Pringle purchased a part interest in Ambec Systems, serving as Vice President of Marketing and New Machine Development. At such time, he helped to developed a patented machine called "10" Conveyor. In 1981, Mr. Pringle left Ambec Systems and the packaging field due to a covenant not to compete and became involved in the ownership of health clubs, which continued until 1985 when he started Pringle Systems, a company that installed packaging equipment and manufactured conveyors and other packaging machinery. In 1990, Mr. Pringle organized R & D Innovators, Inc. and has been employed by such company to the present time as well as by EFTEK Corp., the parent company. Mr. Pringle holds a number of patents in the field of engineering.

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

KEVIN J. COFFEY, ESQ., Director of the Registrant and its Subsidiary has been a partner since 1986 in the law firm of Donner, Coffey & Donner, which engages in multi-state general litigation and general practice, and now is in private practice by himself. He received Juris Doctorate Degree from Delaware Law School in 1985 and a Bachelor of Arts from the University of Connecticut in 1980.

THOMAS L. BRANDT, a Director of the Registrant and its subsidiary, is the founder, President and Chief Operating Officer of Brandt Technologies, Inc. ("BTI"). BTI has operated since 1985 as a supplier of precision inspection equipment and packaging technologies to the glass and plastics container industries worldwide. From 1983 to 1985, Mr. Brandt served on the management team of Emhart/Powers Machinery Group integrating glass manufacturing systems throughout North America, Europe and the Middle East. From 1980 to 1983, he held the position of Site Project Engineer for Guardian Industries, responsible for the construction of a 186,000 square foot windshield manufacturing plant. Between 1975 - 1980, Mr. Brandt held various positions with Thatcher Glass beginning as Corporate Layout Engineer and advancing to Assistant Plant Engineer at the Lawrenceburg, Indiana manufacturing facility. Mr. Brandt received a two year technical degree through the State University of New York for Mechanical Design and holds three (3) U.S. and International patents, jointly holds two (2) European patents and four (4) patents pending in progress.

HERBERT SIEGEL, President of Fire Doctor, Inc. subsidiary and Director until February, 1997. Herbert Siegel is the founder, President and Partner of Herb Siegel, Inc. ("HSI"), a manufacturers representatives firm which represents a wide variety of domestic and foreign manufacturers from all categories of consumer products. In 1957, Mr. Siegel received an honorable discharge from the U.S. Army. Following discharge from the service, Mr. Siegel became the National Sales Manager of a Philadelphia based manufacturer of consumer products. In 1968, Mr. Siegel founded HSI and subsequently formed Asia Combine, LTD., a manufacturer and Agent/Trading Company for sourcing and manufacturing importing products from Asia.

GERALD WISLA, Secretary and Director of the Registrant is a Certified Public Accountant and a principal partner of Wisla & Cohen Certified Public Accountants for the last five years. Mr. Wisla was previously a shareholder and Director of Quality Control for a large regional accounting firm. His experience includes presentations at continuing education seminars and articles published in various newsletters. Mr. Wisla is a graduate of Drexel University. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Wisla is a past Board member of an alumni association at Drexel University and currently serves as Treasurer and Chairman of the Finance Committee of a local non-profit organization.

ITEM 10.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

               Annual Compensation                      Long Term Compensation

                                              Awards                    Payouts

(a)Name and    (b)  (c)    (d)      (e)Other   (f)Restricted (g)Securities   (h)      (i)
Principal                              Annual      Stock       Underlying      LTIP     All Other
Position       Year Salary  Bonus($) Compensation  Awards($) Option/SARs(#) Payouts($) Compensation
-----------    ---- ------  -------- ------------  --------- -------------- ---------- ------------
Frank Whitmore,1996 $ 41,667 0         0              0           0             0            0
President
Frank Pringle, 1996 $102,500 0         0              0           0             0            0
(Past Pres.)   1995 $ 63,750 0         0              0           0             0            0
               1994 $112,950 0         0              0           0             0            0

Frank Whitmore, the current President of the Company, agreed to receive $50,000 annual salary and 500,000 stock options, (200,000 of which are already vested and an additional 100,000 options to be vested each year thereafter as long as he is still employed by the Company). Mr. Whitmore also received 7,500 stock options for Director compensation for 1995.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

RECORD AND BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK

(A)(B)The following table sets forth certain information with regard to the record and beneficial ownership of the Company's common stock as of March 31, 1997 by (i) each shareholder owner of record or beneficially 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group. All numbers have been adjusted for the 1 for 17 reverse stock split, which occurred August 22, 1994:

                NAME AND ADDRESS                                 PERCENT
TITLE OF CLASS   OF BENEFICIAL OWNER               SHARES OWNED   OF CLASS
Common           Frank Whitmore                              207,500(1)   .72%
                 Bloomfield Business Park
                 408 Bloomfield Drive, Units  1 & 2
                 West Berlin, New Jersey 08091

Common           Frank G. Pringle                          3,480,176(2)   12.0%
                 8 Tallowood Drive
                 Medford, NJ 08055

Common           Kevin J. Coffey, Esq.                       363,540(3)   1.25%
                 153 Lost Lake
                 Marlton, NJ 08053

Common           Shawn Pringle                               245,168(2)   .85%
                 Bloomfield Business Park
                 408 Bloomfield Drive, Units  1 & 2
                 West Berlin, New Jersey 08091

Common           Thomas L. Brandt                              7,500(4)   .03%
                 Bloomfield Business Park
                 408 Bloomfield Drive, Units  1 & 2
                 West Berlin, New Jersey 08091

Common           Herbert Siegel                               61,666(5)   .21%
                 405 Lakeside Drive
                 South Hampton, PA 18966

Common           Sierra Growth & Opportunity Fund          2,651,000       9.14%
                 551 Fifth Avenue, Suite 605
                 New York, NY 10017

Common           Gerard Wisla                                 13,503(6)    .05%
                 4808 Rainbow Ridge Circle
                 Schwenksville, Pennsylvania 19473

Common           Oleg Batratchenko                            57,500(7)    .20%
                 551 Fifth Avenue, Suite 605
                 New York, NY 10017

Common           Arista Capital Growth Fund Ltd.           1,925,797       6.64%
                 P.O. Box 20043
                 Phase 3, British American Center
                 Georgetown, Grand Cayman
                 Cayman Islands, British West Indies

Common           Veco Capital Growth Fund                  1,889,206       6.51%
                 P.O. Box 20043
                 Phase 3, British American Center
                 Georgetown, Grand Cayman
                 Cayman Islands, British West Indies

Common           Arista High Technology Growth Fund        4,319,747       14.89%
                 P.O. Box 20043
                 Phase 3, British American Center
                 Georgetown, Grand Cayman
                 Cayman Islands, British West Indies

All Officers and Directors as a group (7 in number)          956,377       3.30%
__________________________
1  Includes 200,000 stock options vested and excludes 300,000 stock options still not vested at the exercise price of $.625 per share and 7,500 stock options granted to Mr. Whitmore as a member of the Board of Directors in 1995 at the exercise price of $.625 per share.
2 Frank G. Pringle and Shawn Pringle, father and son, each disclaim beneficial ownership of the shares of Registrant held by the other.
3 Includes 15,000 stock options all of which are vested for compensation for being a Director in 1995 and 1996 at the rate of 7,500 stock options per year exercisable at $1.75 and $.875, respectively.  Does not include 7,500 stock options which are not vested for compensation for being a Director for
1997.
4 Includes 7,500 stock options granted to Mr. Brandt as compensation for being a Director in 1996 which are vested.  Does not include 7,500 stock options granted to Mr. Brandt as compensation for being a Director in 1997 which are not vested.
5 Includes 50,000 stock options which are vested at the exercise price of
$1.00.  Does not include 100,000 stock options exercisable at $1.00 which are not vested.
6 Does not include 7,500 stock options exercisable at $1.25 which are not vested, granted to Mr. Wisla as a member of the Board of Directors of 1997.
Included are 12,500 options exercisable at $.62 granted to Mr. Wisla for past services rendered, all of which are vested.
7 Includes 7,500 stock options exercisable at $.875 which are vested, granted as compensation for being a Director for the year 1996.  Does not include
7,500 stock options exercisable at $1.25, which are not vested, granted as compensation for being a Director for the year 1997.

(C)  CHANGE IN CONTROL

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FIRE DOCTOR, INC. for certain transactions concerning William N. Levy and
Berkshire International Finance, Inc. as set forth in Part I, Item 1.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Form 10-KSB at the page indicated.
                                                        Page Number
(a)(i)  Financial Statements

        Auditor's Report as of April15, 1997...............F1

        Consolidated Balance Sheets - December 31, 1996 and
        1995...............................................F2

        Consolidated Statement of Operations - For the years
        ended December 31, 1996 and 1995...................F3

        Statement of Shareholder's Equity - For the years
        ended December 31, 1996 and 1995...................F4

        Statement of Cash Flows - For the years ended
        December 31, 1996 and 1995.........................F5

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

3(c)     Certificate of Incorporation of Exotic Bodies, Inc.    **

3(d)     Amendment of Articles of Incorporation of Savoy
         Capital Group Ltd. changing its name to Exotic Bodies,
         Inc.                                                   **

3(f)     Amendment to Certificate of Incorporation of Exotic
         Bodies, Inc. changing its name to EFTEK Corp.          ***

10(a)    Stock Purchase Agreement of January 5, 1990 between
         the Registrant and Exotic Bodies, Inc.                 **

10(b)    Stock Purchase Agreement dated July 25, 1994 by and
         between the Registrant and R & D Innovators, Inc.      ***

10(c)    Stock Purchase Agreement dated February, 1996 by and
         between the Registrant and the Shareholders of Fire
         Doctor, Inc.                                           ****

10(d)    Purchase Agreement between EFTEK Corp.
         and High Concrete Structures, Inc. dated June 5, 1996. ****

10(e)    1996 Stock Incentive Plan                               18


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

**** Incorporated by reference from the Exhibit to Form 10-KSB for the fiscal year ended December 31, 1995.

(b)  Form 8-K

Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:

i.   Notification of Private Placements filed December 23,1996.

As a subsequent event, reports filed on Form 8-K filed after December 31, 1996, but prior to the filing of this report are as follows:

i.   Notification of Private Placements filed February 27, 1997.

ii.  Notification of Private Placements filed March 25, 1997.

iii. Notification of Private Placements filed April 11, 1997.


                          EFTEK CORPORATION
               YEARS ENDED DECEMBER 31, 1996 AND 1995




                               CONTENTS



                                                              Page(s)

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

Statements of Operations                                        F-3

Statements of Stockholders' Equity                              F-4

Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                   F-6 - F-10



                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
EFTEK Corporation
408 Bloomfield Drive
Berlin,  NJ  08009


  We have audited the accompanying consolidated balance sheets of EFTEK Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFTEK
Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                      BARATZ & ASSOCIATES, P.A.


February 13, 1997

                            EFTEK CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1996 AND 1995

                                                   1996        1995
                                                   ----        ----
    Assets
    ------
Current Assets
--------------
Cash                                            $   172,919 $       391
Receivables:
  Trade                                              63,857
  Related parties                    (Note 3)       261,764     258,338
  Other                                                 900
Prepaid expenses                                     44,120
                                                ----------- -----------
    Total Current Assets                            543,560     258,729
    --------------------                        ----------- -----------
Property and Equipment, Net          (Note 2)     2,873,025      19,113
---------------------------                     ----------- -----------
Other Assets
------------
Patent costs, net                    (Note 2)        54,375      49,540
Organization costs, net              (Note 2)           750       1,050
Deposits                                              7,300       3,300
                                                ----------- -----------
    Total Other Assets                               62,425      53,890
    ------------------                          ----------- -----------
    Total Assets                                  3,479,010     331,732
    ------------                                =========== ===========
    Liabilities and Stockholders' Equity
    ------------------------------------
Current Liabilities
-------------------
Current portion of long term debt    (Note 4)        38,104
Accounts payable and accrued
  liabilities                                       191,329      70,023
Income taxes payable                 (Note 6)           300
Due to related party                 (Note 3)                     4,776
                                                ----------- -----------
     Total Current Liabilities                      229,733      74,799
     -------------------------
Long Term Debt, Less Current
  Portion                            (Note 4)       138,543
----------------------------                    ----------- -----------
    Total Liabilities                               368,276      74,799
    -----------------                           ----------- -----------
Commitments and Contingencies        (Note 5)
-----------------------------
Stockholders' Equity
--------------------
Common stock, $.001 par; authorized
  25,000,000 shares; issued and out-
  standing 25,991,076 and 11,861,435
  shares at December 31, 1996 and
  1995, respectively                 (Notes 7&9)     25,991      11,861
Additional paid in capital                        4,820,446   1,385,178
Deficit                                          (1,735,457) (1,139,860)
                                                ----------- -----------
                                                  3,110,980     257,179

Common stock held in treasury
  (14,434 shares), at cost                              246         246
                                                ----------- -----------
    Total Stockholders' Equity                    3,110,734     256,933
    --------------------------                  ----------- -----------
    Total Liabilities and Stockholders'
      Equity                                    $ 3,479,010 $   331,732
    ----------------------------------          =========== ===========

  The accompanying notes are an integral part of these financial statements

                             EFTEK CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1996 AND 1995

                                               1996        1995
                                               ----        ----
Revenues                                $    207,677   $
--------                                ------------   ------------
Costs and Expenses
Cost of revenues                             167,072         12,347
Selling, general and
  administrative           (Notes 2 & 5)     654,855        326,626
                                        ------------   ------------
Total Costs and
  Expenses                                   821,927        338,973
---------------                         ------------   -------------
Loss From Operations                     (   614,250)   (   338,973)
--------------------                    ------------   ------------
Other Income (Expenses)
-----------------------
Interest income            (Note 3)           15,926         20,729
Miscellaneous income                          16,466          1,634
Interest expense           (Note 4)      (     5,068)
Miscellaneous expense                    (     8,071)   (     1,007)
                                        ------------   ------------
Total Other Income
  (Expenses)                                  19,253         21,356
------------------                      ------------   ------------

Loss Before Income Taxes                 (   594,997)   (   317,617)
------------------------
Income Taxes               (Notes 2 & 6)         600
------------                            ------------   ------------
Net Loss                                $(   595,597)  $(   317,617)
--------                                ============   ============

Net Loss Per Common Share  (Note 2)     $(       .03)  $(       .03)
-------------------------               ============   ============

Weighted Average Common
  Shares Outstanding                      17,899,723     10,832,120
-----------------------                 ============   ============

  The accompanying notes are an integral part of these financial statements.

                              EFTEK CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                      Additional                   Treasury
                                  Common Stock         Paid-In                      Stock,
                                Shares     Amount      Capital      Deficit         at Cost       Total
                                ------     ------     ----------    -------        ---------      -----
Balance, January 1, 1995        11,761,435 $ 11,761  $ 1,295,278    $( 822,243)    $(246)     $   484,550

Common stock issued                100,000      100       89,900                                   90,000

Net loss for the year                                                ( 317,617)                (  317,617)
                                ---------- --------  -----------    ----------     ---------  -----------

Balance, December 31, 1995      11,861,435   11,861    1,385,178    (1,139,860)     (246)         256,933

Common stock issued             14,078,140   14,130    3,412,992                                3,427,122

Acquisition (Notes 2 & 8)                                 22,276                                   22,276

Net loss for the year                                                 (595,597)                (  595,597)
                               ---------- --------- -----------     ----------     ---------  -----------

Balance, December 31, 1996     25,939,575 $ 25,991  $ 4,820,446    $(1,735,457)    $(246)     $ 3,110,734
                               ========== ========  ===========    ===========     ======     ===========

  The accompanying notes are an integral part of these financial statements.

                           EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1996 AND 1995

                                               1996         1995
                                               ----         ----
Cash Flows From Operating Activities
------------------------------------
Net loss for the year                       $(595,597)   $(317,617)

Adjustments to Reconcile Net Loss to
  Net Cash Used In Operating Activities
---------------------------------------
Depreciation and amortization                   7,927        7,367

Changes in Operating Assets
  and Liabilities
---------------------------
Increase in receivables                    (   68,183)    ( 22,163)
(Increase) decrease in prepaid expenses    (   44,120)      11,232
Increase in deposits                       (    4,000)    (    400)
Increase in accounts payable and
  accrued liabilities                         121,306       23,363
Increase in income taxes payable                  300
                                           ----------     --------
Net Cash Used in Operating Activities      (  582,367)    (298,218)
-------------------------------------      ----------     --------
Cash Flows From Investing Activities
------------------------------------
Additions to intangible assets             (    7,598)    (  6,812)
Purchase of property and equipment         (2,858,776)
Acquisition                                    22,276
                                           ----------     --------
Net Cash Used in Investing Activities      (2,844,098)    (  6,812)
-------------------------------------      ----------     --------
Cash Flows From Financing Activities
------------------------------------
Related party advance                                        4,776
Reduction of related party debt            (    4,776)
Proceeds from long term debt                  176,647
Proceeds from issuances of common stock     3,427,122       90,000
                                           ----------     --------
Net Cash Provided By Financing Activities   3,598,993       94,776
-----------------------------------------  ----------     --------
Net Increase (Decrease) In Cash               172,528     (210,254)
-------------------------------
Cash at Beginning of Year                         391      210,645
-------------------------                  ----------     --------
Cash at End of Year                       $   172,919    $     391
-------------------                       ===========    =========

Supplemental Cash Flow Information (Note 8)
----------------------------------

  The accompanying notes are an integral part of these financial statements.

                             EFTEK CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996 AND 1995

1.  Description of Business

    EFTEK Corporation (the Company), incorporated in the state of Nevada, is engaged in processing mixed cullet (broken glass) into a recycled, uncontaminated product for use in fiberglass and glass container manufacturing industries. The Company also develops and sell various fire retardant chemicals.

2.  Summary of Significant Accounting Policies

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

    Property and Equipment

    Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1996 and 1995 was $4,864 and $4,148, respectively. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

    Property  and  equipment consisted of the following at December  31:

                                                1996         1995

         Land                              $   338,073
         Building                              312,068
         Building improvements                 726,786
         Equipment                           1,482,157    $ 10,829
         Furniture and fixtures                 17,511      12,003
         Leasehold improvements                  2,500       2,500
                                             2,879,095      25,332
         Less accumulated depreciation          11,083       6,219

         Net property and equipment        $ 2,868,012    $ 19,113

    Intangible Assets

    Certain intangible assets have been capitalized and are amortized over the estimated useful lives of the assets using the
    straight-line  method.   Patent  costs are amortized  over a period
    of 17 years. Organization costs are amortized over a period of 5 years.

    Income Taxes

    The Company uses Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) in reporting deferred income taxes. SFAS 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

    Net Loss Per Common Share

    Net loss per common share is based upon the weighted average number of common and common equivalent shares (stock warrants) outstanding in each period. The computation of fully diluted net loss per common and common equivalent share was antidilutive in each of the periods presented.

    Acquisition

    On April 20, 1996, the Company acquired Fire Doctor, Inc. (Fire) by issuing two million shares of the Company's common stock in exchange for all Fire's outstanding shares of common stock. The acquisition was accounted for as a purchase. Proforma results of the Company, assuming the acquisition occurred at the beginning of the year, would not be materially different from the actual results reported.

3.  Related Party Transactions

    Related party transactions included the following:

    At January 1, 1995, the Company was due $225,109 from a stockholder (former Company president). During 1995, stockholder advances and interest charges were $38,229 collectively and repayments were $5,000 resulting in a $258,338 balance due from the stockholder at December 31, 1995. In 1996, stockholder additions (interest charges) were $15,926 and repayments were $12,500, leaving a $261,764 balance due at December 31, 1996.

    At December 31, 1995, the Company owed an affiliate $4,776; the amount was repaid in 1996 in its entirety.

4.  Long Term Debt

    Long term debt consisted of the following at December 31, 1996:

    A note payable in monthly  installments of
    $417, inclusive of interest  at 18.72% per
    annum.  The  note matures in October  1999
    and is collateralized by equipment costing
    $11,410.                                          $  10,929

    A note payable in monthly  installments of
    $707, inclusive of  interest  at 8.89% per
    annum.  The note matures  in November 1999
    and is collateralized by equipment costing
    $22,000.                                             21,718

    A note payable  in monthly installments of
    $1,903, inclusive of interest at 9.25% per
    annum.  The note matures in September 2000
    and is collateralized by equipment costing
    $95,000.                                             72,121

    A note payable in  monthly installments of
    $1,711, inclusive  of interest  at  13.96%
    per annum.  The note  matures  in  October
    2001 and is collateralized   by  equipment
    costing $73,597.                                     71,879
                                                        176,647
    Less current portion                                 38,104

    Total long term debt                              $ 138,543

    The aggregate maturities of long term debt are as follows:

                  1997                $  38,104
                  1998                   42,689
                  1999                   46,326
                  2000                   33,462
                  2001                   16,066

                                      $ 176,647

5.  Commitments and Contingencies

    Technology License Agreement

    On May 15, 1993, R & D Innovators, Inc. (R&D), a subsidiary of the Company, entered into a technology license agreement with an affiliated company, whereby R & D granted certain licensing and patent rights to the affiliate in exchange for royalties equal to 10% of the affiliated company sales. In 1996 and 1995, no royalties were earned or due to R & D.

    Operating Leases

    The   Company leases office facilities   and transportation
    equipment under noncancellable operating leases with expiration dates through October 1997. Rent expense amounted to $38,353 and $24,600 in 1996 and 1995, respectively.

    Future   minimum  rental  commitments  under   noncancellable
    lease agreements are $30,090 (1997).

    Litigation

    The Company's balance sheet includes a $15,500 accounts payable to a contractor who has litigated against the Company for alleged breach of contract and unpaid fees. The Company believes the suit is without merit and intends to vigorously defend its position. Counsel has estimated a maximum potential loss of $20,000.


6.  Income Taxes

    Operating losses in 1996 and 1995 eliminated the need for income tax provisions except for the statutory state minimum tax. At December 31, 1996, the Company had available federal and state operating loss carryforwards in the respective amounts of $1,787,000 and $1,746,380. The loss carryforwards expire 2011 (federal) and 2003 (state).

    Income taxes, including those currently payable to the state, were $600 at December 31, 1996.

    No provisions were made for deferred income taxes in 1996 and 1995. Net deferred tax assets were entirely eliminated by a valuation allowance as follows:

    Deferred income tax components:

                                              1996           1995

         Deferred Tax Asset
         Net operating loss carryforwards  $ 764,904      $ 410,094

         Deferred Tax Liability
         Start-up costs                     ( 55,457)        40,204

         Net Deferred Tax Asset              709,447        450,298

         Less Valuation Allowance           (709,447)      (450,298)

                                           $    0         $    0

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 1996 and 1995, management believed that portion of the net operating loss carryforwards would not be realized before their expiration.

7.  Stock Options and Warrants

    Common Stock Options

    The Company's 1996 stock incentive plan provides for the granting of incentive stock options for the purchase of shares of common stock to nonsalaried directors as provided by the plan. The option exercise price is the bid price on the date of grant. The Board of Directors determines the vesting period and expiration date (generally five years). Stock option transactions were as Follows:

                                              Shares Under Option

                                                     1996

            Outstanding, beginning of year        $       0
            Granted                                 177,500

            Outstanding, end of year (at prices
            ranging from $.625 to $1.00 per
            share)                                $ 177,500

    Common Stock Warrants

    At December 31, 1996 and 1995, the Company had outstanding 65,000 Class A redeemable common stock warrants and 83,000 Class B redeemable common stock warrants. Each warrant allows for the purchase of six shares of the Company's common stock at an exercise price of $2 per share. Warrant expiration dates were extended to December 31, 1997.

8.  Supplemental Cash Flow Information

    Non cash investing and financing activities for the year ended December 31, 1996 consisted of the acquisition of Fire Doctor, Inc. through the issuance of stock. The transaction was recorded as follows:

         Fair value of assets acquired                 $ 61,009
         Liabilities assumed                            (38,733)

         Adjustment to additional paid in capital      $ 22,276

    Cash paid for interest and income taxes during 1996 was $5,068 and $300, respectively.

9.  Subsequent Event

    The Company anticipates either a reverse stock split approved only by the Board of Directors or an increase in the authorized number of common shares during the second quarter of 1997 subject to stockholder approval at the annual meeting of stockholders. In either event, the authorized common shares would be sufficient to cover the increased issuance. The financial statements have not been adjusted to reflect the impact of the proposed actions.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EFTEK Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EFTEK CORP.

Dated:  April 15, 1997          By:/s/Frank Whitmore
                                   ______________________
                                   FRANK WHITMORE
                                   President, Chief Executive
                                   Officer and Director

Dated:  April 15, 1997          By:/s/Shawn Pringle
                                   __________________________
                                   SHAWN PRINGLE
                                   Treasurer and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of EFTEK Corp. and in the capacities and on the dates indicated.

Dated:  April 15, 1997          By:/s/Frank Whitmore
                                   ____________________________
                                   FRANK WHITMORE
                                   President, Chief Executive
                                   Officer and Director

Dated:  April 15, 1997          By:/s/Shawn Pringle
                                   _____________________________
                                   SHAWN PRINGLE
                                   Treasurer and Chief Financial Officer

Dated:  April 15, 1997         By:/s/Kevin J. Coffey
                                   ____________________________
                                   KEVIN J. COFFEY, Director

Dated:  April 15, 1997         By:/s/Thomas L. Brandt
                                   ___________________________
                                   THOMAS L. BRANDT, Director

Dated:  April 15, 1997          By:/s/Oleg Batratchenko
                                   ____________________________
                                   OLEG BATRATCHENKO, Director

Dated:  April 15, 1997          By:/s/Gerard T. Wisla
                                   -----------------------------
                                   GERARD T. WISLA
                                   Secretary and Director*

*  Director as of March 19, 1997
EFTEK\1996.10K