Form 10KSB/A
period 1996-12-31
EFTEK CORP
filed 1997-04-16
CIK 846476

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-KSB/A

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

In 1994 and 1995, the Company became interested in the colorization of amorphous mixed cullet (broken glass) from recycled glass containers of green, amber and flint (clear color) bottles that are recycled and collected by trash haulers. The Company entered into a Purchase Agreement with International Cullet Exchange, Inc. which applied for a patent concerning colorizing of 3-MIX cullet to result in a single color to be utilized by the glass container industry. The Closing of the acquisition never occurred, as it was determined that there was great resistance to utilization of mixed cullet irrespective of color unless it was free of contaminants. Therefore, the Company believed that it had an opportunity to form a new core business of processing 3-MIX cullet to meet the qualifications of the glass bottling and fiberglass industries. The following sections describe the Company's proposed new core business and plan of operation for the foreseeable future.

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

EFTEK as an anticipated processor of mixed cullet began receiving deliveries from various recyclers within a 150 mile range. Tipping fees averaged $6.00 per ton (net), depending on volume, delivered to the Company's processing plant. The Company intends to enter into supply agreements with recyclers in the area once the processing plant is fully operational.

As a processor of 3-MIX cullet, the Company believes that it is complying with all special permits required and other regulations from State or Federal agencies.

The acceptance of the cullet raw material and thus the payment to the Company of tipping fees resulted in immediate cash flow and should be a continuous source of revenue in the future.

During January 1997, management elected to cease accepting cullet deliveries due to price discrepancies with suppliers and waiting for end user qualification. It is anticipated that the Company will resume accepting cullet at an increased fee schedule, immediately upon being "qualified" by certain of its end users.

DESCRIPTION OF PLANT OPERATION

EFTEK's program for processing 3-MIX cullet consists of machinery that removes organics, paper, plastic, ceramics and other contaminants. The process begins with receipt of cullet from recyclers. The first step of the process is to remove all ferrous (magnetic) metals. After ferrous metals are removed, paper, plastics and other organics are removed. Next, it is crushed to a size not greater than two inches. After crushing, non-ferrous metals are removed. The next step in the process is to wash (and recycle the water) and then dry the cullet to remove the remaining organics, plastics and paper. Following the drying process, non-transparent contaminants such as opaque ceramics, stones, rocks, etc. are removed. The next step of the process is to remove transparent ceramics, vision ware, pyrex, etc. by EFTEK's patent pending contaminant detector presently under development. The final step of the process is to size the cullet to customer specifications. The finished product will be loaded in trucks and rail for delivery to customers. The removed contaminants should be a small percentage of the total. All materials separated from the cullet will be either sold to an end user, or disposed of in the most economical acceptable manner.

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

FIRE DOCTOR, INC.

In April 1996, the Company acquired 100% of stock of Fire Doctor, Inc.
("Fire Doctor") in exchange for two million shares of restricted common stock of EFTEK. The acquisition was handled as a non-taxable reorganization pursuant to the Internal Revenue Code of 1986, as amended. After the reorganization, Fire Doctor became a wholly owned subsidiary of EFTEK. As part of the acquisition, the Company loaned $250,000 of its Private Placement proceeds to Fire Doctor. Further, the Company agreed that Fire Doctor would be independent of control of EFTEK unless or until for the year ending December 31, 1997, Fire Doctor does not achieve a pre-tax profit of a minimum of $100,000; and a minimum of $500,000 for the year ending December 31, 1998. Berkshire International Finance, Inc. ("Berkshire") through its affiliate Sierra Growth & Opportunity Fund, Inc. who is now, and William N. Levy ("Mr. Levy") who was, more than 5% owners of the stock of the Company, owned 30% and 13%, respectively, of the common stock of Fire Doctor. The acquisition was negotiated between various officers and directors of both entities with Mr. Levy declining to participate. The Company and Fire Doctor waived any potential conflict from Mr. Levy's past dual legal representation of both parties.

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

Fire Doctor has submitted the product for testing to various independent testing organizations which results have shown that use of the product is an effective treatment on natural and most synthetic fibers as well as natural wood. In addition, the product has been tested and classified as non-toxic and a non-irritant. Towards this end, Fire Doctor successfully sold its product as an "added value" item to Yenkin-Majestic, a major paint manufacturer, for inclusion in its line of "kid proof" paint.

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

As a subsequent event, management decided during January 1997 to cease accepting 3 mix cullet due to price discrepancies with suppliers and waiting for end user qualification. However, it continues to receive and process "flint" glass which has immediate end use. It is anticipated that the Company will resume accepting cullet at an increased fee schedule, immediately upon being "qualified" by certain of its end users.

In April, 1996, the Company acquired, as a diversification hedge, 100% of the stock of Fire Doctor, Inc. The wholly owned subsidiary markets and sells a chemical which substantially retards the spread of flame. Fire Doctor has successfully sold its product as an "added value" item to a major paint manufacturer for inclusion in its line of "kids proof" paint. This potential market, combined with the obvious consumer use with Christmas trees, decks, etc. has been the basis for the Company's continued support despite slow sales performance.

Throughout 1996, management continuously reviewed, revised and addressed its overhead costs in order to maximize efficiencies during the processing line construction and development. These efforts continue in 1997 as the line becomes operational and future sites are identified and pursued.

As a subsequent event, the Company sold at various times in 1997, additional shares of its common stock in a Private Placement to mainly institutional foreign investors for a consideration of $781,125.
Although there is no assurance, the Company believes that additional financing through Private Placement is available and such funds, in addition to tipping fees and, eventually, the sale of premium cullet to end users should provide enough financing for the Company for the next year.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's financial statements are presented under Item 13 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

The following are the Officers and Directors of the Company as of March 26, 1997:

Name                          Age       Position Held with Company
-----                        -----      ----------------------------
Frank Whitmore(1)             61        President, Chief Executive
                                        Officer, Director
Frank G. Pringle(2)           52        Vice President R & D, Director
Shawn Pringle                 28        Treasurer and Chief Financial Officer
Kevin J. Coffey, Esq.(3)      38        Director
Thomas L. Brandt(4)           42        Director
Herbert Siegel(5)             46        President of Fire Doctor, Inc.,
                                        Director
Gerard T. Wisla(6)            39        Secretary, Director
Oleg Batratchenko             31        Director
______________________________

1 Appointed January 31, 1996
2 President until January 31, 1996; resigned as Director on June 12, 1996, and no longer an officer and employee as of April 15, 1997.
3 Resigned as Secretary on June 12, 1996.
4 Appointed March 13, 1996.
5 Appointed August 2, 1996, as President of Fire Doctor, Inc.(and a Director
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

FRANK G. PRINGLE, President and Chairman of the Board of Directors of the Registrant and its subsidiary until January 31, 1996, and no longer an employee as of April 15, 1997, has worked in the packaging industry since 1969 being initially employed by R.A. Jones. From 1971 through 1975, he was employed by Standard Knapp Packaging Machinery where his last position was as Regional Sales Manager. From 1975 to 1979, Mr. Pringle was employed as Sales Manager for Simplimatic Engineering Corporation. In 1979, Mr. Pringle purchased a part interest in Ambec Systems, serving as Vice President of Marketing and New Machine Development. At such time, he helped to developed a patented machine called "10" Conveyor. In 1981, Mr. Pringle left Ambec Systems and the packaging field due to a covenant not to compete and became involved in the ownership of health clubs, which continued until 1985 when he started Pringle Systems, a company that installed packaging equipment and manufactured conveyors and other packaging machinery. In 1990, Mr. Pringle organized R & D Innovators, Inc. and has been employed by such company to the present time as well as by EFTEK Corp., the parent company. Mr. Pringle holds a number of patents in the field of engineering.

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

GERARD WISLA, Secretary and Director of the Registrant is a Certified Public Accountant and a principal partner of Wisla & Cohen Certified Public Accountants for the last five years. Mr. Wisla was previously a shareholder and Director of Quality Control for a large regional accounting firm. His experience includes presentations at continuing education seminars and articles published in various newsletters. Mr. Wisla is a graduate of Drexel University. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Wisla is a past Board member of an alumni association at Drexel University and currently serves as Treasurer and Chairman of the Finance Committee of a local non-profit organization.

OLEG BATRATCHENKO, Director. Since April, 1995, Mr. Batratchenko was Vice President of Research at Berkshire International Finance, Inc., a New York corporate finance and investment banking company. Also, Mr. Batratchenko is a Senior Vice President of an affiliate organization, Fifth Avenue Research and Advisory Group, Inc. Mr. Batratchenko has been managing many of the public relations services rendered to a number of growth oriented small cap companies. From 1993 to 1995, Mr. Batratchenko was employed in the capacity of Research Analyst by Safian Investment Research, Inc., a White Plains, New York financial research and money management firm. Prior to that, Mr. Batratchenko worked as a Performance Analyst with Newberger and Berman, a major New York money management firm. Between 1987 and 1990, Mr. Batratchenko was a Research Associate at the Moscow Institute of World Economy and International Relations, where he completed a Masters program in Economics and was involved in a number of high profile research projects being conducted by this leading Russian think tank for the Kremlin. In 1992, Mr. Batratchenko obtained a Masters Degree in International Political Economy from New York University. He is an Associate member of the Financial Analysts - Money Managers Society (New York).

ITEM 10.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

               Annual Compensation                      Long Term Compensation
               --------------------                    ------------------------
                                                   Awards              Payouts
                                                  -------             ---------
(a)Name and    (b)  (c)    (d)      (e)Other   (f)Restricted (g)Securities   (h)      (i)
Principal                              Annual      Stock       Underlying      LTIP     All Other
Position       Year Salary  Bonus($) Compensation  Awards($) Option/SARs(#) Payouts($) Compensation
-----------    ---- ------  -------- ------------  --------- -------------- ---------- ------------
Frank Whitmore,1996 $ 41,667 0         0              0           0             0            0
President(1)
Frank Pringle, 1996 $102,500 0         0              0           0             0            0
(Past Pres.)   1995 $ 63,750 0         0              0           0             0            0
               1994 $112,950 0         0              0           0             0            0

(1) Frank Whitmore, the current President of the Company, agreed to receive $50,000 annual salary and 500,000 stock options, (200,000 of which are already vested and an additional 100,000 options to be vested each year thereafter as long as he is still employed by the Company). Mr. Whitmore also received 7,500 stock options for Director compensation for 1995.

     See Item 11. footnotes for stock option grants to other Directors and Officers.

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

                NAME AND ADDRESS                                 PERCENT
TITLE OF CLASS   OF BENEFICIAL OWNER               SHARES OWNED   OF CLASS
Common           Frank Whitmore                              207,500(1)   .72%
                 Bloomfield Business Park
                 408 Bloomfield Drive, Units  1 & 2
                 West Berlin, New Jersey 08091

Common           Frank G. Pringle                          3,480,176(2)   12.0%
                 8 Tallowood Drive
                 Medford, NJ 08055

Common           Kevin J. Coffey, Esq.                       363,540(3)   1.25%
                 153 Lost Lake
                 Marlton, NJ 08053

Common           Shawn Pringle                               245,168(2)   .85%
                 Bloomfield Business Park
                 408 Bloomfield Drive, Units  1 & 2
                 West Berlin, New Jersey 08091

Common           Thomas L. Brandt                              7,500(4)   .03%
                 Bloomfield Business Park
                 408 Bloomfield Drive, Units  1 & 2
                 West Berlin, New Jersey 08091

Common           Herbert Siegel                               61,666(5)   .21%
                 405 Lakeside Drive
                 South Hampton, PA 18966

Common           Sierra Growth & Opportunity Fund          2,651,000       9.14%
                 551 Fifth Avenue, Suite 605
                 New York, NY 10017

Common           Gerard Wisla                                 41,003(6)    .14%
                 4808 Rainbow Ridge Circle
                 Schwenksville, Pennsylvania 19473

Common           Oleg Batratchenko                            57,500(7)    .20%
                 551 Fifth Avenue, Suite 605
                 New York, NY 10017

Common           Arista Capital Growth Fund Ltd.           1,925,797       6.64%
                 P.O. Box 20043
                 Phase 3, British American Center
                 Georgetown, Grand Cayman
                 Cayman Islands, British West Indies

Common           Veco Capital Growth Fund                  1,889,206       6.51%
                 P.O. Box 20043
                 Phase 3, British American Center
                 Georgetown, Grand Cayman
                 Cayman Islands, British West Indies

Common           Arista High Technology Growth Fund        4,319,747       14.89%
                 P.O. Box 20043
                 Phase 3, British American Center
                 Georgetown, Grand Cayman
                 Cayman Islands, British West Indies

All Officers and Directors as a group (7 in number)          983,877       3.39%
__________________________
1  Includes 200,000 stock options vested and excludes 300,000 stock options still not vested at the exercise price of $.625 per share and 7,500 stock options granted to Mr. Whitmore as a member of the Board of Directors in 1995 at the exercise price of $.625 per share.
2 Frank G. Pringle and Shawn Pringle, father and son, each disclaim beneficial ownership of the shares of Registrant held by the other.  The Company has been advised, according to a Court Order of the U.S. Bankruptcy Court filed March 5,
1997, that all of Mr. Frank G. Pringle's shares are now beneficially owned solely by a Creditors' Trust in consideration of the release of Mr. Pringle of certain obligations of his bankruptcy estate.
3 Includes 15,000 stock options all of which are vested for compensation for being a Director in 1995 and 1996 at the rate of 7,500 stock options per year exercisable at $1.75 and $.875, respectively.  Does not include 7,500 stock options which are not vested for compensation for being a Director for
1997.
4 Includes 7,500 stock options granted to Mr. Brandt as compensation for being a Director in 1996 which are vested.  Does not include 7,500 stock options granted to Mr. Brandt as compensation for being a Director in 1997 which are not vested.
5 Includes 50,000 stock options which are vested at the exercise price of
$1.00.  Does not include 100,000 stock options exercisable at $1.00 which are not vested.
6 Does not include 7,500 stock options exercisable at $1.25 which are not vested, granted to Mr. Wisla as a member of the Board of Directors of 1997.
Included are 12,500 options exercisable at $.62 granted to Mr. Wisla for past services rendered, all of which are vested.
7 Includes 7,500 stock options exercisable at $.875 which are vested, granted as compensation for being a Director for the year 1996.  Does not include
7,500 stock options exercisable at $1.25, which are not vested, granted as compensation for being a Director for the year 1997.

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

7.  Stock Options and Warrants

    Common Stock Options

    The Company's 1996 stock incentive plan provides for the granting of incentive and non-statutory stock options for the purchase of shares of common stock to officers, directors, nonsalaried directors, employees and consultants. as provided by the plan. The option exercise price is the bid price on the date of grant. The Board of Directors determines the vesting period and expiration date (generally five years). Stock option transactions were as follows:

                                              Shares Under Option

                                                     1996

            Outstanding, beginning of year                0
            Granted                                 177,500

            Outstanding, end of year (at exercise
            prices ranging from $.625 to $1.00 per
            share)                                  177,500

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

                                EFTEK CORP.

Dated:  April 16, 1997          By:/s/Frank Whitmore
                                   ______________________
                                   FRANK WHITMORE
                                   President, Chief Executive
                                   Officer and Director

Dated:  April 16, 1997          By:/s/Shawn Pringle
                                   __________________________
                                   SHAWN PRINGLE
                                   Treasurer and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of EFTEK Corp. and in the capacities and on the dates indicated.

Dated:  April 16, 1997          By:/s/Frank Whitmore
                                   ____________________________
                                   FRANK WHITMORE
                                   President, Chief Executive
                                   Officer and Director

Dated:  April 16, 1997          By:/s/Shawn Pringle
                                   _____________________________
                                   SHAWN PRINGLE
                                   Treasurer and Chief Financial Officer

Dated:  April 16, 1997         By:/s/Kevin J. Coffey
                                   ____________________________
                                   KEVIN J. COFFEY, Director

Dated:  April 16, 1997         By:/s/Thomas L. Brandt
                                   ___________________________
                                   THOMAS L. BRANDT, Director

Dated:  April 16, 1997          By:/s/Oleg Batratchenko
                                   ____________________________
                                   OLEG BATRATCHENKO, Director

Dated:  April 16, 1997          By:/s/Gerard T. Wisla
                                   -----------------------------
                                   GERARD T. WISLA
                                   Secretary and Director*

*  Director as of March 19, 1997
EFTEK\1996.10K