Form 10-Q
period 1997-03-31
EFTEK CORP
filed 1997-05-20
CIK 846476

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

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


     Bloomfield Business Park
     408 Bloomfield Drive
     West Berlin, New Jersey                       08091
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

Applicable only to corporate issuers:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997 was 29,189,485 shares.

Transitional small business disclosure format (check one): Yes   No X
                                                                ---    ---

FORM 10-QSB

                           EFTEK CORPORATION


                                INDEX




                                                               Page(s)

PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - March 31, 1997
          (Unaudited)                                            2

          Consolidated Statements of Operations
          (Unaudited) - Three Months Ended March 31, 1997
          and 1996                                               3

          Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended March 31, 1997
          and 1996                                               4

          Notes to Consolidated Financial Statements
          (Unaudited)                                          5 - 6

     Item 2.  Management's Discussion and Analysis               7


PART II.  Other Information                                      8

Signature Page                                                   9

FORM 10-QSB         PART I - FINANCIAL INFORMATION

      Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

                           EFTEK CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1997
                               (Unaudited)

    Assets
    ------
Current Assets
--------------
Cash                                                       $   308,225
Receivables:
  Trade                                                          4,812
  Related party                                                266,018
  Other                                                          1,387
Prepaid expenses                                                45,651
                                                             ---------
    Total Current Assets                                       626,093
    --------------------                                     ---------
Property and Equipment, Net         (Note 2)                 3,445,784
---------------------------                                  ---------
Other Assets
------------
Patent costs, net                   (Note 2)                    55,318
Organization costs, net             (Note 2)                       675
Deposits                                                         7,300
                                                             ---------
    Total Other Assets                                          63,293
    ------------------                                       ---------
    Total Assets                                             4,135,170
    ------------                                             =========
    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities
-------------------
Current portion of long term debt                               44,306
Accounts payable and accrued
  liabilities                                                  199,009
Income taxes payable                                               450
                                                             ---------
    Total Current Liabilities                                  243,765
    -------------------------
Long Term Debt, Less Current Portion                           165,948
------------------------------------                         ---------
    Total Liabilities                                          409,713
    -----------------                                        ---------
Stockholders' Equity
--------------------
Common stock, $.001 par; authorized
  25,000,000 shares; issued and
  outstanding 29,129,919 shares                                 29,130
Additional paid in capital                                   5,647,232
Deficit                                                     (1,950,659)
                                                             ---------
                                                             3,725,703
Common stock held in treasury
  (14,434 shares), at cost                                         246
                                                             ---------
    Total Stockholders' Equity                               3,725,457
    --------------------------                               ---------
    Total Liabilities and Stockholders'
      Equity                                               $ 4,135,170
    -----------------------------------                      =========
/TABLE

FORM 10-QSB

                            EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                     -----------------
                                                      1997       1996
                                                      ----       ----
Revenues          (Note 2)                         $  62,286  $
--------                                             -------    -------

Cost and Expenses
-----------------
Costs of revenues                                     52,813
Selling, general and administrative                  223,585     62,707
Research and development                                         73,449
                                                     -------    -------
Total Costs and Expenses                             276,398    136,156
                                                     -------    -------
Loss From Operations                                (214,112)  (136,156)
--------------------                                 -------    --------
Other Income (Expenses)
-----------------------
Miscellaneous income                                      73      3,568
Interest expense                                    (  1,128)
Miscellaneous expense                               (     35)
                                                     -------    -------
    Total Other Income (Expenses)                   (  1,090)     3,568
    -----------------------------                     -------    -------
Net Loss                                           $(215,202) $(132,588)
--------                                             =======    =======

Net Loss Per Common and Common
  Equivalent Share                                 $(    .01) $(    .01)
------------------------------                       =======    =======

Weighted Average
 Common Shares
 Outstanding                                       27,256,184 11,913,360
-----------------                                  ========== ==========


/TABLE

FORM 10-QSB

                            EFTEK CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)




                                                1997        1996
Cash Flows From Operating Activities
------------------------------------            ----        ----
Net loss for the period                      $(215,202)  $(132,588)

Adjustments to Reconcile Net Loss To
 Net Cash Used In Operating Activities
--------------------------------------
Depreciation and amortization                    1,991       1,982

Changes In Operating Assets
  and Liabilities
---------------------------
Decrease (increase) in receivables              54,304    ( 45,068)
Increase in prepaid expenses                  (  1,531)
Increase in intangible assets                 (    633)   (  1,165)
Increase in accounts payable and
  accrued liabilities                            7,680       6,411
Increase in income taxes payable                   150
                                               -------     -------
Net Cash Used In Operating Activities         (154,241)   (170,428)
-------------------------------------          -------     -------
Cash Flows Used In Investing Activities
---------------------------------------
Purchases of property and equipment           (573,985)   (  3,588)
                                               -------     -------
Cash Flows From Financing Activities
------------------------------------
Proceeds from long term debt                    47,889
Repayment of long term debt                   ( 14,282)
Proceeds from issuances of common stock        829,925     198,797
                                               -------     -------
Net Cash Provided By Financing Activities      863,532     198,797
-----------------------------------------      -------     -------
Net Increase In Cash                           135,306      24,781
--------------------
Beginning Cash                                 172,919         391
--------------                                 -------     -------
Ending Cash                                  $ 308,225   $  25,172
-----------                                    =======     =======


FORM 10-QSB

                            EFTEK CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





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

    Basis of Presentation

    The financial statements for the three months ended March 31, 1997 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at March 31, 1997 and the results of its operations and its cash flows from the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

    Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

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


FORM 10-QSB




    Property and equipment consisted of the following at March 31, 1997:

         Land                                         $   338,073
         Building                                         312,068
         Building improvements                            728,200
         Equipment                                      2,059,741
         Furniture and fixtures                            17,511
         Leasehold improvements                             2,500
                                                        ---------
                                                        3,458,093
         Less accumulated depreciation                     12,309
                                                        ---------
         Net property and equipment                   $ 3,445,784
                                                        =========
    Intangible Assets

    Certain intangible assets have been capitalized and are amortized over the estimated useful lives of the assets using the straight-line method. Patent costs are amortized over a period of 17 years. Organization costs are amortized over a period of 5 years.

    Net Loss Per Common and Common Equivalent Share

    Net loss per common and common equivalent share is based upon the weighted average number of common and common equivalent shares (stock options and warrants) outstanding in each period. The computation of fully diluted net loss per common and common equivalent share was antidilutive in each of the periods presented.

3.  Subsequent Event

    The Company anticipates either a reverse stock split approved only by the Board of Directors or an increase in the authorized number of common shares during the second quarter of 1997 subject to stockholder approval at the annual meeting of stockholders. In either event, the authorized common shares would be sufficient to cover, the increased issuance. The financial statements have not been adjusted to reflect the impact of the proposed actions.

FORM 10-QSB



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Company's primary source of funds and liquidity to date has been through the sale of its securities. The Company also received $59,910 in tipping fees for the delivery and acceptance of 3 mix cullet (see below).


The Company believes there is a substantial and lucrative market for clean, non-contaminated cullet. In an effort to tap this market, the Company purchased in June of 1996 a 137 acre industrial compound including an 80,000 square foot industrial building as the site of the first processing facility. The property was purchased for $650,000 with an additional $728,341; of improvements made to date, of which $1,555 was made in the current period. There is also additional offices and other buildings totaling 48,000 square feet as well as land available to rent to third parties.

In addition to the building improvements, approximately $2,056,142 of equipment and machinery, labor and supplies were incurred through March 31, 1997 ($573,985 in the current period) in developing and processing line. The line is expected to be completed by June 5, 1997.

Management decided during January, 1997, to cease accepting 3 mix cullet due to price discrepancies with suppliers and waiting for end user qualification. However, it continues to receive and process "flint" glass which has immediate end use. It is anticipated that the Company will resume accepting cullet at an increased fee schedule, immediately upon being "qualified" by certain of its end users.

In April, 1996, the Company acquired, as a diversification hedge, 100% of the stock of Fire Doctor, Inc. The wholly owned subsidiary markets and sells a chemical which substantially retards the spread of flame. Fire Doctor has successfully sold its product as an "added value" item to a major paint manufacturer for inclusion in its line of "kid proof" paint. This potential market, combined with the obvious customer use with Christmas trees, decks, etc. has been the basis for the Company's continued support despite slow sales performance.

Throughout the first quarter of 1997, management continued to review, revise and address it overhead costs in order to maximize efficiencies during the processing line construction and development. These efforts will continue throughout 1997 and beyond as the line becomes operational and future sites are identified and pursued.

The Company sold at various times in the first quarter, additional shares of its common stock in a Private Placement to mainly institutional foreign investors for a consideration of $829,925. Although there is no assurance, the Company believes that additional financing through Private Placement is available and such funds, in addition to tipping fees and, eventually, the sale of premium cullet to end users should provide enough financing for the Company for the next year.

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

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Forms 8-K

    (a)  Exhibits:  None
    (b)  Reports on Form 8-K:

         i.    Notification of Private Placements filed February 27, 1997.
         ii.   Notification of Private Placements filed March 25, 1997.
         iii.  Notification of Private Placements filed April 11, 1997.
         iv.   Notification of Private Placements filed April 29, 1997.
         v.    Notification of Private Placements filed May 20, 1997.

                             FORM 10-QSB
                              SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, EFTEK Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EFTEK CORPORATION



Dated:  May 20, 1997                By:/s/Frank Whitmore
                                       ---------------------------
                                       FRANK WHITMORE
                                       President, Chief Executive
                                       Officer, and Chairman of the
                                       Board of Directors


Dated:  May 20, 1997                By:/s/Gerard T. Wisla
                                       ----------------------------
                                       GERARD T. WISLA
                                       Chief Financial Officer