Form 10QSB
period 1997-06-30
EFTEK CORP
filed 1997-08-15
CIK 846476

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO      .


Commission file number   33-26789-NY


                          EFTEK CORPORATION
            (Name of small business issuer in its charter)


         Nevada                                    93-0996501
(State or other jurisdiction of      (I.R.S. Employer Identification No.
 incorporation or organization)


     324 New Brooklyn Road, Berlin, NJ             08009
(Address of principal executive offices)         (Zip Code)


                          (609)767-2300
        (Registrant's telephone number, including area code)



     Bloomfield Business Park, 408 Bloomfield Drive, Units 1 & 2,
                     West Berlin, New Jersey 08091
                     (Registrant's former address)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                 ---    ---
Applicable only to corporate issuers:

The number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 1997.

Common Stock, Par Value $.001                10,772,012 (post-split)
-----------------------------                ---------------------------
         (Class)                                   (Outstanding)

Transitional small business disclosure format (check one): Yes    No X

FORM 10-QSB

                           EFTEK CORPORATION



                                INDEX






                                                               Page(s)

PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - June 30, 1997
          (Unaudited)                                            2

          Consolidated Statements of Operations
          (Unaudited) - Six Months Ended June 30, 1997
          and 1996                                               3

          Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended June 30, 1997
          and 1996                                               4

          Notes to Consolidated Financial Statements
          (Unaudited)                                          5 & 6

     Item 2.  Management's Discussion and Analysis               7


PART II.  Other Information                                      8

Signature Page                                                   9

FORM 10-QSB         PART I - FINANCIAL INFORMATION

      Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

                           EFTEK CORPORATION
                      CONSOLIDATED BALANCE SHEET
                              JUNE 30, 1997
                               (Unaudited)





    Assets

Current Assets
--------------
Cash                                                       $   392,645
Receivables:
  Trade                                                          4,994
  Related party                                                240,309
  Other                                                            900
Inventory                                                        2,324
Prepaid expenses                                                49,538
                                                            ----------
    Total Current Assets                                       690,710
    --------------------                                    ----------
Property and Equipment, Net         (Note 2)                 4,183,648
---------------------------                                 ----------
Other Assets
------------
Patent costs, net                   (Note 2)                    54,879
Organization costs, net             (Note 2)                     1,350
Deposits                                                         7,300
                                                            ----------
    Total Other Assets                                          63,529
    ------------------                                      ----------
    Total Assets                                             4,937,887
    ------------                                            ==========

    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities
Current portion of long term debt                               44,306
Accounts payable and accrued
  liabilities                                                  262,084
Income taxes payable                                               300
                                                            ----------
    Total Current Liabilities                                  306,690
    -------------------------
Long Term Debt, Less Current Portion                           153,470
------------------------------------                        ----------
    Total Liabilities                                          460,160
    -----------------                                       ----------
Stockholders' Equity
--------------------
Common stock, $.001 par; authorized
  25,000,000 shares; issued and
  outstanding 10,772,012 shares                                 10,772
Additional paid in capital                                   6,681,924
Deficit                                                     (2,214,723)
                                                            ----------
                                                             4,477,973
Common stock held in treasury
  (14,434 shares), at cost                                         246
                                                            ----------
    Total Stockholders' Equity                               4,477,727
    --------------------------                              ----------
    Total Liabilities and Stockholders' Equity             $ 4,937,887
    ------------------------------------------              ==========
             See accompanying notes to financial statements

FORM 10-QSB

                            EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)




                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                1997       1996       1997       1996
                              ------------------------------------------
Revenues            (Note 2) $   8,831  $   1,774  $  71,117  $   1,774
--------                     ---------  ---------  ---------  ---------

Costs and Expenses
------------------
Costs of revenues               44,158      5,506     96,971      5,506
Selling, general and
  administrative               205,054    210,419    428,639    273,126
Research and development                  107,906               181,355
                             ---------  ---------  ---------  ---------
Total Costs and Expenses       249,212    323,831    525,610    459,987
------------------------     ---------  ---------  ---------  ---------

Loss From Operations          (240,381)  (322,057)  (454,493)  (458,213)
--------------------         ---------  ---------  ---------  ---------

Other Income (Expenses)
----------------------
Miscellaneous income             5,772     16,790      5,845     16,790
Interest income                             4,053                 7,621
Interest expense              ( 25,709)             ( 26,837)
Miscellaneous expense         (  3,746)             (  3,781)
                             ---------  ---------  ---------  ---------
    Total Other Income
      (Expenses)              ( 23,683)    20,843   ( 24,773)    24,411
    ------------------       ---------  ---------  ---------  ---------

Net Loss                     $(264,064) $(301,214) $(479,266) $(433,802)
--------                     =========  =========  =========  =========
Net Loss Per Common
  and Common
  Equivalent Share  (Note 2) $(    .03) $(    .06) $(    .05) $(    .10)
------------------           =========  =========  =========  =========

Weighted Average Common
 and Common Equivalent
 Shares Outstanding         10,038,629  4,741,898  9,564,050  4,356,509
-----------------------     ==========  =========  =========  =========


             See accompanying notes to financial statements.

FORM 10-QSB

                            EFTEK CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)







                                                  1997        1996
                                                  ----        ----
Cash Flows From Operating Activities
------------------------------------
Net loss for the period                      $(  479,266)  $(433,802)

Adjustments to Reconcile Net Loss To
 Net Cash Used In Operating Activities
 -------------------------------------
Depreciation and amortization                      3,982       3,964

Changes In Operating Assets
  and Liabilities
---------------------------
Decrease in receivables                           80,318       8,134
Increase in inventory                         (    2,324)
Increase in prepaid expenses                  (    5,418)   ( 17,505)
Increase in intangible assets                 (    2,634)   (  5,744)
Increase (decrease) in accounts
  payable and accrued liabilities                 70,755    ( 74,126)
                                             -----------    --------
Net Cash Used In Operating Activities         (  334,587)   (519,079)
-------------------------------------        -----------    --------
Cash Flows From Investing Activities
------------------------------------
Cash from acquisition                                         30,247
Purchases of equipment                        (1,313,075)   (385,339)
                                             -----------    --------
Net Cash Used In Investing Activities         (1,313,075)   (355,092)
-------------------------------------        -----------    --------
Cash Flows From Financing Activities
------------------------------------
Proceeds from long term debt, net                 21,129
Proceeds from issuances of common stock        1,846,259     989,150
                                             -----------    --------
Net Cash Provided By Financing Activities      1,867,388     989,150
-----------------------------------------    -----------    --------
Net Increase In Cash                             219,726     114,979
--------------------
Beginning Cash                                   172,919         391
--------------                               -----------    --------
Ending Cash                                  $   392,645   $ 115,370
-----------                                  ===========    ========



             See accompanying notes to financial statements.

FORM 10-QSB

                            EFTEK CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)






1.  Description of Business

    EFTEK Corporation (the Company), incorporated in the state of Nevada, is engaged in processing mixed cullet (broken glass) into a recycled, uncontaminated product for use in fiberglass and glass container manufacturing industries. The Company also develops and sells various fire retardant chemicals.

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

    Basis of Presentation

    The financial statements for the six months ended June 30, 1997 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at June 30, 1997 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

    Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

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

FORM 10-QSB




    Property and equipment consisted of the following at June 30, 1997:

         Land                                         $   338,073
         Building                                         293,700
         Building improvements                            810,439
         Equipment                                      2,734,524
         Furniture and fixtures                            17,946
         Leasehold improvements                             2,500
                                                       ----------
                                                        4,197,182
         Less accumulated depreciation and
           amortization                                    13,534
                                                       ----------
         Net property and equipment                   $ 4,183,648
                                                       ==========
    Intangible Assets

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

3.  Stock Split

    On May 22, 1997, the Board of Directors effected a previously approved one for three reverse stock split. Accordingly, $19,955 was transferred from common stock to additional paid in capital. All share and per share data is stated to reflect the split.

FORM 10-QSB



Item 2.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION


The Company's primary source of funds and liquidity to date has been through the sale of its securities.

The Company believes there is a substantial and lucrative market for clean, non-contaminated cullet. In an effort to tap this market, the Company purchased in June of 1996 a 137 acre industrial compound including an 80,000 square foot industrial building as the site of the first processing facility. The property was purchased for $650,000 with an additional $792,212 of improvements made to date, of which $56,426 was made in the last six months.

In addition to the building improvements, approximately $2,734,524 of equipment and machinery were incurred through June 30, 1997 ($1,252,367 in the last six months) in developing the processing line.

Management decided during January, 1997, to cease accepting 3 mix cullet due to price discrepancies with suppliers and waiting for end user qualification. However, it continues to receive and process "flint" glass which has immediate end use. It is anticipated that the Company will resume accepting cullet at an increased fee schedule, immediately upon being "qualified" by certain of its end users, scheduled for September 1997.

The Company sold at various times in the second quarter, 1,342,153 shares of its common stock in a Private Placement to mainly institutional foreign investors for a consideration of $1,101,444. Although there is no assurance, the Company believes that additional financing through Private Placement, leasing agreements and mortgage loans are available and such funds, in addition to tipping fees and, eventually, the sale of premium cullet to end users should provide enough financing for the Company for the next year.

FORM 10-QSB




                            EFTEK CORPORATION






PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    There are no material legal actions proceeding or litigation pending or threatened to the knowledge of the Company, except for the following action filed by the Company in state court on April 17, 1997 and then removed to U.S. District Court for the District of New Jersey, Civil Action No. 1-97-cv-02583(JEI), entitled Eftek Corporation v. Quality Design Corporation, "Quality Design," a sole proprietorship, Charles Guerin, et al. Eftek Corp. is suing the defendants for breach of contract and fraud for damages in excess of $173,000. This action is being defended by the defendants and is still in the discovery stage. Although the Company and its attorneys are optimistic as to the success of this action, it is too early in the litigation process to predict any outcome.

Item 2.  Changes in Securities

    None

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    On May 22, 1997, the Board of Directors effected a previously approved 1 for 3 Reverse Stock Split.

Item 6.  Exhibits and Reports on Forms 8-K

    (a)  Exhibits:  None
    (b)  Reports on Form 8-K:

         i.    Notification of Private Placement filed April 11, 1997.
         ii.   Notification of Private Placement filed April 29, 1997.
         iii.  Notification of Private Placement filed May 20, 1997.
         iv.   Notification of 1 for 3 Reverse Stock Split filed June 6,
               1997.
         v. Notification of Private Placement and other events filed June 17, 1997.

As a subsequent event, the Company filed the following Reports on Form 8-K:

         i.    Notification of Private Placement filed July 7, 1997.

                               SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EFTEK CORPORATION



Dated:  August 15, 1997            By:/s/Frank Whitmore
                                      ---------------------------
                                      FRANK WHITMORE
                                      President, Chief Executive
                                       Officer, and Chairman of the
                                       Board of Directors


Dated:  August 15, 1997            By:/s/Gerard T. Wisla
                                      ---------------------------
                                      GERARD T. WISLA
                                      Chief Financial Officer