Form 10QSB
period 1997-09-30
EFTEK CORP
filed 1997-11-14
CIK 846476

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

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


                          (609)767-2300
        (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                ----   ----
Applicable only to corporate issuers:

The number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1997.

Common Stock, Par Value $.001                  10,772,012
-----------------------------                   ------------
         (Class)                              (Outstanding)

Transitional small business disclosure format(check one): Yes    No X
                                                                ---   ---

FORM 10-QSB

                           EFTEK CORPORATION



                                INDEX






                                                               Page(s)
                                                                 -------
PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 1997
          (Unaudited)                                            2

          Consolidated Statements of Operations
          (Unaudited) - Nine Months Ended September 30, 1997
          and 1996                                               3

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended September 30, 1997
          and 1996                                               4

          Notes to Consolidated Financial Statements
          (Unaudited)                                          5 & 6

     Item 2.  Management's Discussion and Analysis             7 & 8


PART II.  Other Information                                      9

Signature Page                                                   10

FORM 10-QSB         PART I - FINANCIAL INFORMATION

      Item 1.     CONSOLIDATED FINANCIAL STATEMENTS
                  ---------------------------------
                           EFTEK CORPORATION
                      CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1997
                               (Unaudited)
    Assets
    ------
Current Assets
--------------
Cash                                                       $    30,951
Receivables:
  Trade                                                         74,738
  Related party                                                240,309
  Other                                                            900
Inventory                                                        2,324
Prepaid expenses                                                52,038
                                                             ---------
    Total Current Assets                                       401,260
    --------------------                                     ---------
Property and Equipment, Net         (Note 2)                 4,564,797
---------------------------                                  ---------
Other Assets
------------
Patent costs, net                   (Note 2)                    59,173
Organization costs, net             (Note 2)                     1,350
Deposits                                                         7,300
                                                             ---------
    Total Other Assets                                          67,823
    ------------------                                       ---------
    Total Assets                                             5,033,880
    ------------                                             =========
    Liabilities and Stockholders' Equity
    ------------------------------------
Current Liabilities
-------------------
Current portion of long term debt                              144,306
Accounts payable and accrued
  liabilities                                                  426,399
Income taxes payable                                               300
                                                             ---------
    Total Current Liabilities                                  571,005
    -------------------------
Long Term Debt, Less Current Portion                           279,256
------------------------------------                         ---------
    Total Liabilities                                          850,261
    -----------------                                        ---------
Stockholders' Equity
--------------------
Common stock, $.001 par; authorized
  25,000,000 shares; issued and
  outstanding 10,772,012 shares                                 10,772
Additional paid in capital                                   6,677,839
Deficit                                                     (2,504,746)
                                                             ---------
                                                             4,183,865
Common stock held in treasury
  (14,434 shares), at cost                                         246
                                                             ---------
    Total Stockholders' Equity                               4,183,619
    --------------------------                               ---------
    Total Liabilities and Stockholders'
      Equity                                               $ 5,033,880
    -----------------------------------                      =========

FORM 10-QSB

                            EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                               Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                               ------------------    ------------------
                                1997       1996       1997       1996
                                ----       ----       ----       ----
Revenues            (Note 2) $  87,077  $  77,417  $ 158,194  $  79,191
--------                       -------    -------    -------    -------

Costs and Expenses
------------------
Costs of revenues               46,350      8,317    143,321     13,823
Selling, general and
  administrative               312,415    259,565    741,054    532,691
Research and development                      300               181,655
                               -------    -------    -------     -------

Total Costs and Expenses       358,765    268,182    884,375    728,169
------------------------       -------    -------     -------    -------


Loss From Operations          (271,688)  (190,765)  (726,181)  (648,978)
--------------------           -------    -------    -------     -------

Other Income (Expenses)
-----------------------
Miscellaneous income               398        111      6,243     16,901
Interest income                             4,119                11,740
Interest expense              ( 16,710)             ( 43,547)
Miscellaneous expense         (  2,023)             (  5,804)
                               -------    -------    -------    -------
    Total Other Income
      (Expenses)              ( 18,335)     4,230   ( 43,108)    28,641
    ------------------         -------    -------    --------    -------


Net Loss                     $(290,023) $(186,535) $(769,289) $(620,337)
--------                       =======    =======    =======    =======
Net Loss Per Common
  and Common
  Equivalent Share  (Note 2) $(    .03) $(    .03) $(    .08) $(    .12)
-------------------            =======    =======    =======    =======

Weighted Average Common
 and Common Equivalent
 Shares Outstanding         10,772,012  6,705,313  9,937,349  5,133,990
-----------------------     ==========  =========  =========  =========

FORM 10-QSB

                            EFTEK CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)







                                                  1997        1996
                                                  ----        ----
Cash Flows From Operating Activities
------------------------------------
Net loss for the period                      $(  769,289)  $(  620,337)
Adjustments to Reconcile Net Loss To
 Net Cash Used In Operating Activities
--------------------------------------
Depreciation and amortization                      5,973         5,946

Changes In Operating Assets
  and Liabilities
---------------------------
(Increase) decrease in receivables                10,574    (   42,402)
Increase in inventory                         (    2,324)
Increase in prepaid expenses                  (    7,918)   (   18,361)
Increase in intangible assets                 (    7,693)   (   38,490)
Increase in accounts payable and
  accrued liabilities                            235,070       255,579
                                               ---------     ---------
Net Cash Used In Operating Activities         (  535,607)   (  458,065)
-------------------------------------          ---------     ---------
Cash Flows Used In Investing Activities
---------------------------------------
Purchases of equipment                        (1,695,450)   (1,747,941)
                                               ---------     ---------
Cash Flows From Financing Activities
------------------------------------
Repayments to related party                                 (    4,776)
Payments from officer, net                                         760
Proceeds from long term debt, net                246,915
Proceeds from issuances of common stock        1,842,174     2,330,683
                                               ---------     ---------
Net Cash Provided By Financing Activities      2,089,089     2,326,667
-----------------------------------------      ---------     ---------
Net Increase (Decrease) In Cash               (  141,968)      120,661
-------------------------------
Beginning Cash                                   172,919           391
--------------                                 ---------     ---------
Ending Cash                                  $    30,951   $   121,052
-----------                                    =========     =========

FORM 10-QSB

                            EFTEK CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)






1.  Description of Business
    -----------------------
    EFTEK Corporation (the Company), incorporated in the state of Nevada, is engaged in processing mixed cullet (broken glass) into a recycled, uncontaminated product for use in fiberglass and glass container manufacturing industries. The Company also develops and sells various fire retardant chemicals.

2.  Summary of Significant Accounting Policies
    ------------------------------------------
    Use of Estimates

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

    Basis of Presentation

    The financial statements for the nine months ended September 30, 1997 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at September 30, 1997 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

    Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

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


FORM 10-QSB




    Property and equipment consisted of the following at September 30, 1997:

         Land                                         $   338,073
         Building                                         293,700
         Building improvements                            889,886
         Equipment                                      3,035,640
         Furniture and fixtures                            19,834
         Leasehold improvements                             2,500
                                                        ---------
                                                        4,579,633
         Less accumulated depreciation and
           amortization                                    14,836
                                                        ---------
         Net property and equipment                   $ 4,564,797
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

3.  Stock Split
    -----------
    On May 22, 1997, the Board of Directors authorized a one for three reverse stock split. Accordingly, $19,955 was transferred from common stock to additional paid in capital. All share and per share data, including stock option information, is stated to reflect the split.

FORM 10-QSB


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth and discussed below for the three months and nine months ended September 30, 1997 is derived from the Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.
-------------------------------------------------------------------------

Revenue for the three months ended September 30, 1997 increased 12% to $87,077 as compared to $77,417 in the three months period ended September 30, 1996, because of increased revenue from increased operations.

Cost of revenues for the three months ended September 30, 1997 increased 457% to $46,350 as compared to $8,317 in the three month period ended September 30, 1996, because of the additional direct costs resulting from increased operations.

Selling, general and administrative costs for the three months ended September 30, 1997 increased 20% to $312,415 as compared to $259,565 in the three month period ended September 30, 1996, due to the addition of support expenses for the anticipated expansion of the Company.

Net loss for the three months ended September 30, 1997 increased 55% to $290,023 as compared to $186,535 in the three month period ended September 30, 1996 for the reasons stated above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996.
------------------------------------------------------------------------

Revenue for the nine months ended September 30, 1997 increased 100% to $158,194 as compared to $79,191 in the nine month period ended September 30, 1996, because of increased revenue from increased operations in the third quarter.

Cost of revenues for the nine months ended September 30, 1997 increased 937% to $143,321 as compared to $13,823 in the nine month period ended September 30, 1996, because of the additional direct costs resulting from increased operations.

Selling, general and administrative costs for the nine months ended September 30, 1997 increased 39% to $741,054 as compared to $532,691 in the nine month period ended September 30, 1996, due to the addition of support expenses for the anticipated expansion of the Company.

Research and development costs for the nine months ended September 30, 1997 were $0 as compared to $181,655 in the nine month period ended September 30, 1996.

Net loss for the nine months ended September 30, 1997 increased 24% to $769,289 as compared to $620,337 in the nine month period ended September 30, 1996, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As a subsequent event, the Company sold 57,143 shares of its common stock on October 3, 1997 to a foreign bank for $42,643.

Prior to October, 1997, the Company was dependent on capital raising activities through equity sales. As a subsequent event, the Company is now gearing up to full operations and is receiving substantial revenue from both sales to the client end users of its GlassFlour(tm) product as well as income from the acceptance of the raw material mixed cullet. The Company believes that sufficient income from these revenue streams as well as sales from its Fire Doctor, Inc. subsidiary will be sufficient to continue current operations for at least a six month period. However, the Company's planned expansion, as well as increased personnel and support expenses for the planned expansion, will require additional financing. To the greatest extent possible, the Company intends to explore and negotiate debt financing through mortgages, accounts receivable financing and/or equipment financing. In the past, various financing sources dealt with by the Company were reluctant to make debt financing available to the Company until if or when the Company commenced commercial operations and sales.
The Company believes that it now meets the lending criteria and is negotiating with the prior lending sources as well as new debt financing sources for general working capital purposes as well as future expansion plants, of which there is no assurance.

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


                                       EFTEK CORPORATION



Dated:  November 14, 1997          By:/s/Frank Whitmore
                                      -----------------------------
                                      FRANK WHITMORE
                                      President, Chief Executive
                                       Officer, and Chairman of the
                                       Board of Directors


Dated:  November 14, 1997          By:/s/Gerard T. Wisla
                                      -----------------------------
                                      GERARD T. WISLA
                                      Chief Financial Officer