Form 10KSB
period 1997-12-31
EFTEK CORP
filed 1998-04-15
CIK 846476

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-KSB

        Annual report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1997.

Commission file number: 33-26789NY

                               EFTEK CORP.
              (Name of small business issuer in its Charter)

         Nevada                                    93-0996501
(State or other jurisdiction                     (IRS Employer
     of incorporation)                        Identification Number)

                         324 New Brooklyn Road
                       Berlin, New Jersey  08009
                 (Address of Principal Executive Offices)
              Registrant's Telephone Number:  (609) 753-4344


                        Bloomfield Business Park
                    408 Bloomfield Drive, Units 1 & 2
                      West Berlin, New Jersey 08091
                   (Former Address of the Registrant)

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

State issuer's revenues for its most recent fiscal year:  $443,727

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 1998 was approximately $1,474,662 based on the average high and low bid prices for such common stock as reported on the O-T-C Bulletin Board.

The number of shares of Common Stock outstanding as of March 31, 1998 was 11,556,910. The number of Class A Redeemable Common Stock Purchase Warrants outstanding as of March 31, 1998 was 65,412. The number of Class B Redeemable Common Stock Purchase Warrants outstanding as of March 31, 1998 was 82,824.

Documents Incorporated by Reference - Various exhibits from the Company's Post-Effective Amendment No. 1 to Form S-18 Registration Statement, SEC File No. 33-26789NY filed June 1, 1989 and such other documents contained in Item 13(a)(iii).

Transitional Small Business Disclosure Format (Check One): Yes    No  X
                                                              ---    ---

                                 PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The Company was incorporated in the State of Nevada on December 30, 1988. The Company became a Public Company by filing and registering with the Securities and Exchange Commission under Form S-18, certain Unitsconsisting of four shares of common stock and forty Class A and forty Class B redeemable common stock purchase warrants. Its Registration Statement became effective on June 1, 1989.

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

Effective August 15, 1994, the Company amended its Certificate of
Incorporation to change its name to EFTEK Corp., and on August 22, 1994 the Company effected a 1 for 17 reverse stock split.

Effective May 22, 1997, the Company effected a 1 for 3 reverse stock split of the Company's common stock which trades on the OTC Bulletin Board. In addition, the Company changed its trading symbol on the OTC Bulletin Board to "EFTX." The outstanding Class A and Class B Warrants remained the same.

GENERAL

After several years of research and development, the Company has developed an advanced operational system that utilizes recycled broken glass (known as cullet), that is usually only suitable for landfills, to produce an end product that the Company has named "GlassFlour", a furnace-ready raw material for fiberglass insulation and suitable for glass container manufacturers.

One of the major materials recycled in the United States is glass. When glass is recycled, it is usually color separated at trash sorting facilities and by haulers. Due to the inherent fragile characteristics of this material, and the handling procedures during the entire recycling process, a large percentage of all recyclable glass breaks and is commingled with contaminants and garbage and becomes amorphous cullet, which is unsuitable for cost effective color separation and ends up in landfills or, at best, goes in limited quantities to asphalt production. At the same time, cullet is a very valuable raw material for fiberglass and glass container manufacturing. It has a lower viscosity than other glass making material (sand, plate glass) and liquefies at lower temperatures than these other materials. As a result, not only does the melting process speed up, but the wear of the furnace refracting bricks lessens (leading to its longer production life) and creates a substantial savings of natural gas, the principal fuel for glass furnaces.

A Federal Department of Energy study claims that every 10% increment of recycled glass in a batch reduces energy demand by 2% - 3%. The US Glass Packaging Institute estimated that in a standard size furnace for every 10% increase in cullet, the annual consumption of gas is reduced by about 24.5 million cubic feet. Also, cullet use in glass production is more environmentally sound, since it reduces the use of landfills and lowers furnace air emissions. Landfill space availability, especially in Metropolitan areas, is becoming more scarce. Incinerator disposal of waste materials is growing. Some waste materials such as presently unusable glass cannot be disposed of by incineration, but are disposed of in landfills. Unusable scrap glass, referred to as cullet, can be recycled if the contaminants can be removed. Manufacturers of fiberglass and glass containers do use clean cullet, even in relatively small amounts of different colors of commingled glass. The Company believes that the U.S. fiberglass market for cullet is at least several hundred thousand tons annually. As technologies advance, the use of commingled cullet, could equal or exceed the bottle glass usage.

Cullet use in glass production is more environmentally (and therefore politically) sound, since it lowers furnace air emissions and takes the pressure off the landfills. However, with all the attractiveness of cullet, post-consumer cullet has not been used very much by the fiberglass industry. The major reason is the presence of contamination contained in an average batch of cullet. While there have been ways developed to automatically remove paper, plastics and metals, organics and ceramics are still a problem, precluding the large scale use of cullet in fiberglass and glass bottle production. The melting temperature of ceramics is higher than that of glass and, as a result, unmelted ceramic seeds and stones block (and often damage) fiberglass spinners and disrupt the whole manufacturing process. So far, ceramics have been removed from cullet for the most part manually. This method is not only unreasonably expensive, but highly inefficient as well. While non-transparent ceramic pieces (still only the larger ones) can be removed this way, fragments of ceramics, which look very similar to glass, go undetected and cause an unacceptably high level of cullet contamination. The Company believes it has resolved this problem in a combination of proprietary operations and processes.

The Company believes that its process creates a clearly defined competitive advantage over other cullet processors., The quality, cost savings, environmental and other advantages are even more important as several state governments are mandating that glass manufacturers use larger amounts of cullet in their production facilities. The combination of economics and legislation puts the Company in a potentially lucrative position to fill a massive void in the growing demand for purified cullet.

The Company's program for processing 3 mix cullet consists of machinery that removes organics, paper, plastic, ceramics and other contaminants. The process begins with receipt of cullet from recyclers. The raw material is then dumped into a "Grizzly." As it comes out of the "Grizzly", two hand pickers on the first conveyor line pick out anything above four inches in diameter such as plastic or metals. During the next phase of production, the product is drawn down a conveyor and under a cross belt magnet which takes out ferrous metals and is then sent through a crusher. It is then put into a wash cycle where the washer floats out any light plastics and non-ferrous metals such as aluminum. The product is then sent to a dryer.
Following the drying process non-transparent contaminants such as opaque ceramics, stones, rocks, etc. are removed. The product then goes through another magnetic detector which takes out all remaining metals. The final step of the process is to size the cullet to the customer's satisfaction.
The finished product is loaded in trucks and rail for delivery to customers.
The removed contaminants would be a small percentage of the total. All materials separated from the cullet will be either sold to an end user or disposed of in the most economical acceptable manner.

The Company purchased in June of 1996 approximately 137 acres of land in
Southern New Jersey containing a 1100 feet long by 65 feet wide preformed concrete building large enough to house a production line as well as storage of raw unprocessed 3-MIX cullet, as well as the processed premium cullet. Plans are to operate up to two shifts of production 7.5 hours per shift. Total employment with two shifts of operation is approximately 20 people. Production commenced in October 1997 after a lengthy qualification process with various fiberglass insulation manufacturers.

INCOME FROM RAW MATERIAL ACCEPTANCE

What the Company believes is unique to the recycling industry, various waste removers, haulers and other recycling companies pay landfills or other environmentally acceptable depositories tipping fees for the disposal of unusable mixed cullet, which can range from $0 to $30 per ton on the average, depending upon location, availability and degree of contamination.

The Company as a processor of mixed cullet began receiving deliveries from various recyclers within a 150 mile range. Tipping fees vary, depending on volume and condition, delivered to the Company's processing plant.

As a processor of mixed cullet, the Company believes that it is complying with all special permits required and other regulations from State or
Federal agencies.

FUTURE PLANS

The Company is considering opening plants in locations where cullet supplies are available and there are customers within a reasonable radius.
 Subject
to adequate financing, plants in the States of California, Georgia, Kansas, as well as other states are being considered as suitable locations.

RISKS AND UNCERTAINTIES

Although the Company's proposed plans have a high upside potential, shareholders are cautioned that there are also substantial risks including, but not limited to, the following: 1) Requirements for acceptance of the
Company's Premium Cullet by the proposed end users may be too restrictive to economically satisfy; 2) New more economic technologies may be developed to satisfy end users' requirements; 3) Raw mixed cullet may become too scarce affecting availability, or too abundant, reducing or eliminating tipping fees;
4) Government regulations may either change or be interpreted differently;
5) The Company could encounter higher operational costs or delays; 6) or other unforeseen circumstances could arise to adversely affect the Company's operations.

FIRE DOCTOR, INC.

In April 1996, the Company acquired 100% of stock of Fire Doctor,
Inc.
("Fire Doctor"). After the reorganization, Fire Doctor became a wholly owned subsidiary of EFTEK.

Fire Doctor developed and markets a proprietary chemical formula designed to retard the spread of flame. Fire Doctor has been in business for approximately four years, three years of which it devoted to developing a product line of fire retardant chemicals. Their main product, Fire Barrier
II, is recognized under the Component Recognition Program of Underwriters
Laboratories, Inc.

Fire Doctor has submitted the product for testing to various independent testing organizations which results have shown that use of the product is an effective treatment on natural and most synthetic fibers as well as natural wood and is non-toxic and a non-irritant. During 1997, Fire Doctor sold several tanker loads of Fire Barrier II as a "value added" product which was included in Majic Kidproof Fire Retardant Wall Paint which is manufactured and marketed by Yenkin-Majestic Paint Corporation. However, to date, despite substantial marketing efforts, Fire Doctor has still not experienced substantial sales due to what it believes to be limited capital and long lead times. Fire Doctor is reviewing its options.

Fire Doctor's current marketing strategy is as follows:

1. To attempt to enter into agreements with key manufacturers to incorporate Fire Doctor's product into their core offering such as paints and building materials; and

2. To target distributors in various "after market" industries to market through service providers to the end user. These include carpet cleaners and replacement roof companies.

Fire Doctor utilizes commissioned manufacturers sales representatives to call on potential customers.

Herbert Siegel was President of Fire Doctor, Inc. from August,
1996 to May,
1997.  In May, 1997, Benjamin Steiner was appointed President of
Fire
Doctor, Inc. and has served as such to date (see Item 9. for biography of
Benjamin Steiner).

ITEM 2.  DESCRIPTION OF PROPERTY

The Company relocated its principal business offices to the
industrial
office building that was purchased in June 1996.  The Company purchased an
approximate 137 acre industrial compound located in Winslow
Township, New
Jersey, from High Concrete Structures, Inc., for the total
consideration of
$650,000.  There are currently seven structures located on the property
totaling 148,000 square  feet, including an 72,000 square foot industrial
plant and a 8,000 square foot commercial office building.  The
Company
houses its proprietary 3-Mix Cullet processing operations in the
72,000
square foot facility.

Fire Doctor, Inc., a subsidiary of the Company, is currently utilizing office space at Plaza 1000, Suite 309, Voorhees, New Jersey
08043.


ITEM 3.  LEGAL PROCEEDINGS

As of April 14, 1998, there were no material actions, proceedings or litigations pending at that time, or to the knowledge of the Company, threatened, to which the property of the Company was subject, or to which the Company was a party that have not otherwise been settled or in the final stages of settlement, except for a suit by C&D Marketing for "finder's fees" for some clients which the Company has done business with. The Company contests such fees and believes that the claim is without merit. In addition,
Celia Pringle has filed a lawsuit for failure to timely remove a restrictive legend from her stock so she could sell her stock for more money. The Company believes that the claim has no merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put to a vote of the security holders during the fourth quarter of fiscal 1997. However, as a subsequent event, the Company's
1997-1998 Annual Shareholder's Meeting was held on January 22,
1998, at
which time three matters were submitted to the Company's stockholders for a
The majority of the stockholders voted for the appointment of the following
Directors: Frank Whitmore, Thomas L. Brandt, Oleg Batratchenko,
Kevin J.
Coffey, Esquire, Gerard T. Wisla and Michael L. Newsom. Baratz & Associates, P.A., as the Company's independent auditors for fiscal year 1997 and fiscal year 1998 and adoption of an Amendment to the 1996
Stock
Incentive Plan which increased the plan by 400,000 shares. The proxy tabulation was as follows: 8,016.908, 8,022,990 and 7,924,220, respectively.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted in the Over-The-Counter market on the
OTC Bulletin Board under the trading symbol "EFTX". The following table indicates the high and low bid prices of the Common Stock from January 1996 to March 31, 1998 for the quarterly periods ended on the dates set forth
(reflecting the Company's common stock 1 for 17 reverse stock split in
August, 1994 and a 1 for 3 reverse stock split in May, 1997).

  QUARTERLY PERIOD ENDED                 HIGH BID
LOW BID
  1996
  March 31                               1-1/2
5/8
  June 30                                1-1/16
3/4
  September 30                           1-1/8
7/16
  December 31                            1-1/2
3/4

  1997
  March 31                               1-15/32
9/16
  June 30                                2 26/32                1
5/8
  September 30                           2 3/16                 1
  December 31                            1 7/16
5/8

  1998
  March 31                               5/8
5/16

As of March 31, 1998, the high and low bid quotations for the
Company's
Common Stock were    and             .

No price is currently available for the redeemable warrants which have been restructured so that each warrant (after the 1 for 17 reverse stock split and a 1 for three reverse stock split) permits the warrant holder to purchase six shares of the Registrant's common stock at an exercise price of
$2.00 per share, with an extended expiration date for the warrants of
December 31, 1998.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT
--------------------
When used in this Report on Form 10-KSB and in other public statements, both oral and written, by the Company and Company officers, the words "estimates,"
"project," "intend," "believe," "anticipate," and similar expressions, are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially.
Such factors include, among others: 1) the Company's success in attacting new business; 2) the size, duration and timing of orders of GlassFlour; 3) the termination, delay or cancellation of orders of GlassFlour; 4) the competition in the industry in which the Company competes; 5) the Company's ability to obtain financing on satisfactory terms; 6) the sensitivity of the Company's business to general economic conditions; 7) efficiency of production lines;
8) availability and economic feasibility of receiving mixed cullet; and 10) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligations to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 1997 Compared with Year Ended December
31, 1996
-----------------------------------------------------------------------
Revenue for the year ended December 31, 1997 increased 214% to $443,727 as compared to $207,677 for the year ended December 31, 1996. The increase in revenues is attributable to the commencement of operations of the
Company's wholly owned subsidiary, CFC, Inc. in October, 1997.

Cost of revenues for the year ended December 31, 1997 increased
251% to
$419,959 as compared to $167,072 for the year ended December 31, 1996. The increase is cost of revenues is attributable to the commencement of operations of the Company's wholly owned subsidiary, CFC, Inc.

Selling, general and administrative costs for the year ended December 31, 1997 increased 253% to $1,654,183 as compared to $654,855 for the year ended
December 31, 1996. The increase in selling, general and administrative costs is attributable to payroll and related operating costs of CFC, Inc., the write off of related party receivable of $261,764 and depreciation expense of
$133,357.

Other income (expenses) for the year ended December 31, 1997 was an expense of
$57,525 as compared to income of $19,253 for the year ended
December 31, 1996.
The increase in other income (expenses) is attributable to interest expense of
$58,314.

Net loss for the year ended December 31, 1997 increased 284% to $1,688,580 as compared to $595,597 for the year ended December 31, 1996, due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's primary source of funds continued to be through the sale of its securities. Additionally, cash flow as supplemented by the procedds of a
$250,000 mortgage on its Berlin, New Jersey plant site as well as various financing leases related to specific equipment installed in its processing line. The operating production line was completed in mid 1997 and commenced
October 1, 1997, after an extensive qualification process with its customers, the wholly owned subsidiary, CFC, Inc. (CFC), began selling its product, Glass
Flour (trademark pending), to two of the world's largest producers of fiberglass insulation. In fact, the Company entered into agreements with both customers where the Company agreed to reserve up to 40,000 tons of GlassFlour each in exchange for significant, volume related, pricing schedule. CFC also received certain tipping fees for the delivery and acceptance of 3-mix cullet.
Tipping fees varied depending on the quality and condition of the cullet.

As a subsequent event, these customers have increased their demand for Glass
Flour and are anticipated to do so throughout 1998. The Company believes that
CFC is meeting its current obligations and should continue to improve its operating results as demand levels rise and efficiencies improve.

The successful qualification process has led to the recognition of the high quality and economic advantages of GlassFlour as a raw material in the manufacturing of fiberglass insulation. As a result, the Company has also received commitments by its customers for certain minimum/maximum demand levels for its product should additional processing plants be developed at various locations in close proximity to other insulation manufacturing facilities.
Commitments have been received fro the purchase of a minimum of 80% of the anticipated 100,000 ton, two-shift capacity, of a proposed processing facility in northern California. Management is in the process of performing its due diligence related to an expansion program that not only includes California, but Georgia, Kansas and other locations. Various factors will influence the decision to expand to specific locations including, but not limited to, product demand, raw material availability and financing options, of which there is no assurance.

As a subsequent event, the Company sold at various times in 1998, additional shares of its common stock in a Private Placement to mainly institutional foreign investors for a consideration of $192,583.

Year 2000 Compliance
--------------------
All research indicates that the Company's exposure to this problem will be minimal. The Company's computers, local area network servers, software and phone system have all been purchased within the last three years.
The
manufacturers of the Company's systems have provided, or are on track to provide updates by the end of 1998, if needed.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's financial statements are presented under Item 13 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

The following are the Officers and Directors of the Company as of March 26,
1998:

Name                          Age       Position Held with
Company
-----                        -----
----------------------------
Frank Whitmore                62        President, Chief
Executive
                                        Officer, Director
Kevin J. Coffey, Esq.         39        Director
Thomas L. Brandt              43        Director
Gerard T. Wisla(1)            40        Secretary, Chief
Financial Officer,
                                        Director
Shawn F. Pringle(2)           29        Former Treasurer and
Chief Financial
                                        Officer
Oleg Batratchenko             32        Director
Michael L. Newsom(3)          48        Director
Benjamin Steiner(4)           56        President of Fire Doctor,
Inc.
Herb Siegel(5)                47        Former President of Fire
                                        Doctor, Inc. and former
Director
______________________________



1 Appointed a Director on March 19, 1997 and Chief Financial
Officer on May
22, 1997*.
2 Resigned as Treasurer and Chief Financial Officer on May 22,
1997*.
3 Director Pro-tem appointed a Director by the Board of Directors on
December 11, 1997 and by Shareholders' vote at the Annual
Shareholders'
Meeting held on January 22, 1998.
4 Appointed May 22, 1997* as President of Fire Doctor, Inc.
5 Resigned as Director on March 19, 1997 and resigned as
President of Fire
Doctor, Inc. on May 22, 1997.

*  All May 22, 1997 appointments became effective on June 2,
1997.


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

SHAWN F. PRINGLE, former Treasurer and Chief Financial Officer of the
Registrant and its subsidiary (resigned on May 22, 1997), is the son of
Frank G. Pringle. From 1987 to 1991, he was involved on a part time basis in the fabrication, engineering and drafting work of Pringle Systems while working for a Bachelor of Science Degree in biology at the University of
South Carolina which he received in December of 1992.
Thereafter, he joined
R & D Innovators, Inc. full time and has been responsible for certain aspects of corporate operations and engineering. After resigning as Chief
Financial Officer and Treasurer, Mr. Pringle was appointed to Assistant to the President and subsequently resigned that position and left the Company in December, 1997.

GERARD WISLA, Secretary, Treasurer, Chief Financial Officer and Director of the Registrant is a Certified Public Accountant and a principal partner of
Wisla & Cohen Certified Public Accountants for the last eight years. Mr.
Wisla was previously a shareholder and Director of Quality Control for a large regional accounting firm. In addition to his extensive financial, tax, and business consulting background, his experience includes presentations at continuing education seminars and articles published in various newsletters.
Mr. Wisla is a graduate of Drexel University. He is a member of various local and national professional organizations. Mr. Wisla is a past Board member of an alumni association at Drexel University and currently serves as
Treasurer and Chairman of the Finance Committee of a local non-profit organization.

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

MICHAEL L. NEWSOME, Director, is the owner of his own consulting company.
From 1981 through 1997, he held various management positions with Anchor
Glass Container Corp., including Director of Environmental
Affairs and
Director of Glass Engineering. From 1973 to 1980, he was involved in various technical supervisory activities with Libby Owens Ford Glass
Company. He has authored publications carried in the glass industry magazines concerning various environmental issues. His areas of expertise involving the glass industry relate to glass melting operations, raw material selection, environmental auditing, emissions reduction, statistical and economic analysis and development of corporate environmental policy and operating procedures. Mr. Newsom graduated in 1972 from the University of
Toledo with a B.S. degree in Chemical Engineering and in 1979 received his
MBA, also from the University of Toledo.

BENJAMIN I. STEINER, President of Fire Doctor, Inc. subsidiary as of June 2,
1997, is a Certified Public Accountant. From 1964 through 1997, Mr. Steiner has held executive financial and administrative positions at mid-market, publicly and privately owned companies. From 1995 to 1996, Mr. Steiner was the Vice President of Finance and Chief Financial Officer of Packquisition
Corp. From 1994 to 1995, he held the Chief Financial Officer position at
Liss Brothers, Inc. Prior to that, Mr. Steiner was the Manager of Financial
Administration at Direct Innovative Products. Mr. Steiner graduated in 1964 from Bucknell University where he earned a B.S. degree is Business
Administration. He is an active member of the American and Pennsylvania
Institutes of Certified Public Accountants. Mr. Steiner is a former Chapter
Treasurer and Director of the Institute of Management
Accountants, former
Chapter Vice President of the Association for Corporate Growth and former
Director of the Philadelphia Finance Association.

HERBERT SIEGEL, former President of Fire Doctor, Inc. subsidiary and
Director until his resignation on May 22, 1997. Herbert Siegel is the founder, President and Partner of Herb Siegel, Inc. ("HSI"), a manufacturers representatives firm which represents a wide variety of domestic and foreign manufacturers from all categories of consumer products. In 1957, Mr. Siegel received an honorable discharge from the U.S. Army. Following discharge from the service, Mr. Siegel became the National Sales Manager of a
Philadelphia based manufacturer of consumer products. In 1968, Mr. Siegel founded HSI and subsequently formed Asia Combine, LTD., a manufacturer and
Agent/Trading Company for sourcing and manufacturing importing products from
Asia.


ITEM 10.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

               Annual Compensation         Long Term Compensation
               --------------------
------------------------
                                      Awards
Payouts
                                      ------
---------
(a)Name and    (b)  (c)    (f)Restricted (g)Securities  (h)
(i)
Principal                     Stock       Underlying       LTIP
 All
Other
Position       Year Salary   Awards($)   Option/SARs(#)
Payouts($)Compensation
-----------    ---- ------   ---------  -------------- ----------
------------
Frank Whitmore,1997 $ 50,000*  0              0           0
     0
       0
President (1)  1996 $ 41,667   0              0           0
     0
       0

Frank Pringle, 1996 $102,500   0              0           0
     0
       0
(Past Pres.)   1995 $ 63,750   0              0           0
     0
       0
               1994 $112,950   0              0           0
     0
       0

Gerard T.
Wisla, CFO(2)  1997 $ 12,000*  0              0           0
     0
       0

* $41,667 was paid to the President and $14,583 is accrued salary to be paid at a later date.

** $12,000, all of which is accrued and to be paid at a later date.

(1) Frank Whitmore, the current President of the Company, agreed to receive
$50,000 annual salary and 166,667 stock options, (66,667 of which are already vested and an additional 33,333 options to be vested each year thereafter as long as he is still employed by the Company). Mr. Whitmore also received 2,500 stock options for Director compensation for 1995. On
October 31, 1997, Mr. Whitmore was granted 333,334 stock options at the exercise price of $1.00 per share and an additional 100,000 stock options on
January 22, 1998 for $.3875 per share.

(2) Gerard T. Wisla, the current Chief Financial Officer of the Company, agreed to receive $24,000 annual salary. On March 1, 1996, prior to Mr.
Wisla being appointed an officer or director, Mr. Wisla was granted 4,167 stock options at the exercise price of $1.86 for past services rendered to the Registrant. In addition, after being named as a director, Mr. Wisla was granted 2,500 stock options at the exercise price of $3.75. However, when
Mr. Wisla was appointed Secretary, and subsequently Chief Financial Officer, those options were terminated. In addition, on October 31, 1997, he was granted 25,000 options at the exercise price of $1.00 for services and on
January 22, 1998, 25,000 stock options at the exercise price of $.3875 as an employee.

All of the above stock options and exercise prices reflect the 1 for 3
reverse stock split that occurred on May 22, 1997.

See Item 11. footnotes for stock option grants to other Directors and
Officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
RECORD AND BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK

(A)(B)The following table sets forth certain information with regard to the record and beneficial ownership of the Company's common stock as of March
31, 1998 by (i) each shareholder owner of record or beneficially 5% or more of the Company's common stock (ii) each Director individually and
(iii) all
Officers and Directors of the Company as a group. All numbers have been adjusted for the 1 for 17 reverse stock split, which occurred August 22,
1994 and the 1 for 3 reverse stock split that occurred on May 22, 1997:

TITLE OF       NAME AND ADDRESS
   PERCENT
 CLASS         OF BENEFICIAL OWNER                   SHARES OWNED
   OF CLASS

-----------------------------------------------------------------------------
Common           Frank Whitmore                        610,977(1)
     5.29%
                 324 New Brooklyn Road
                 Berlin, New Jersey 08009

Common           Frank G. Pringle
                 Creditors' Trust                    1,050,826(2)
     9.09%
                 8 Tallowood Drive
                 Medford, NJ 08055

Common           Kevin J. Coffey, Esq.                 111,588(3)
      .97%
                 153 Lost Lake
                 Marlton, NJ 08053

Common           Shawn Pringle                          40,390(2)
      .35%
                 324 New Brooklyn Road
                 Berlin, New Jersey 08009

Common           Thomas L. Brandt                       15,000(4)
      .13%
                 324 New Brooklyn Road
                 Berlin, New Jersey 08009

Common           Herbert Siegel                         11,666(5)
      .10%
                 405 Lakeside Drive
                 South Hampton, PA 18966

Common           Sierra Growth & Opportunity
                 Fund                                  883,667
     7.65%
                 551 Fifth Avenue, Suite 605
                 New York, NY 10017

Common           Gerard Wisla                           69,508(6)
      .60%
                 4808 Rainbow Ridge Circle
                 Schwenksville, Pennsylvania 19473

Common           Oleg Batratchenko                      21,667(7)
      .19%
                 551 Fifth Avenue, Suite 605
                 New York, NY 10017

Common           Michael Newsome                        12,500(8)
      .11%
                 P.O. Box 924
                 Safety Harbor, Florida 34695

Common           Benjamin Steiner                       10,000(9)
      .09%
                 40 April Lane
                 Huntingdon Valley, PA. 19006

Common           Arista Capital Growth
                 Fund Ltd.
2,318,887(10)     20.07%
                 P.O. Box 20043
                 Phase 3, British American Center
                 Georgetown, Grand Cayman
                 Cayman Islands, British West Indies

Common           Signature Equities Agency GmbH      1,371,368
    11.87%
                 Ross Str 96
                 40476 Duesseldorf
                 Germany

Common           Veco Capital Growth Fund            1,173,803
    10.16%
                 P.O. Box 20043
                 Phase 3, British American Center
                 Georgetown, Grand Cayman
                 Cayman Islands, British West Indies



All Officers and Directors as a                        903,296
     7.82%
group (9 in number)
__________________________
1  Includes 100,000 stock options vested and excludes 66,667 stock options
still not vested at the exercise price of $1.875 per share and
2,500 stock
options granted to Mr. Whitmore as a member of the Board of
Directors in
1995 at the exercise price of $5.25 per share.  Also includes
333,334 stock
options at the exercise price of $1.00 and 100,000 options at the exercise
price of $.3875.
2 Frank G. Pringle and Shawn Pringle, father and son, each
disclaim
beneficial ownership of the shares of Registrant held by the other.  The
Company has been advised, according to a Court Order of the U.S.
Bankruptcy
Court filed March 5, 1997, that all of Mr. Frank G. Pringle's shares are now
beneficially owned solely by a Creditors' Trust in consideration of the
release of Mr. Pringle of certain obligations of his bankruptcy estate.  This
figure does not include the beneficial ownership of stock held in street name.
3 Includes 7,500 stock options all of which are vested for
compensation for
being a Director in 1995, 1996 and 1997 at the rate of 2,500 stock options
per year exercisable at $5.25, $2.625, and $3.75, respectively.
Does not
include 7,500 stock options which are not vested for compensation for being
a Director for 1998.
4 Includes 7,500 stock options granted to Mr. Brandt as
compensation for
being a Director in 1996 and 1997 which are vested as well as
10,000 stock
options for services at the exercise price of $1.00.  Does not include 7,500
stock options granted to Mr. Brandt as compensation for being a
Director in
1998 which are not vested.
5 No longer an officer or director as of May 22, 1997.
6 Includes 2,500 stock options exercisable at $3.75 which are not vested,
granted to Mr. Wisla as a member of the Board of Directors of
1997, 4,167
options exercisable at $1.86 granted to Mr. Wisla for past
services
rendered, 25,000 stock options exercisable at $1.00 granted for services and
25,000 stock options exercisable at $.3875 granted to Mr. Wisla for
services.  All of Mr. Wisla's stock options are vested.
7 Includes 5,000 stock options granted as compensation for being a Director
for the years 1996 and 1997 (2,500 per year) exercisable at
$2.625 and
$3.75, respectively, all of which are vested.  Does not include
7,500 stock
options exercisable at $.8125, which are not vested, granted as compensation
for being a Director for the year 1998.
8 Includes 2,500 stock options exercisable at $3.75 granted as compensation
for being a Director for the year 1997, all of which are vested, as well as
10,000 stock options granted to Mr. Newsome for services at the exercise
price of $.3875.  Does not include 7,500 stock options that were granted at
the exercise price of $.8125 for being a Director in the year
1998, which
are not vested.
9 Includes 10,000 stock options at the exercise price of $2.00 which are
vested.  Does not include 20,000 stock options at the exercise price of
$2.00 which are not vested.
10 This figure assumes a combined beneficial ownership of Arista
Capital Growth
Fund Ltd., Arista Biomedical Growth Fund Ltd. and Arista High
Technology
Growth Fund Ltd.

(C)  CHANGE IN CONTROL

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None for the fiscal year ended December 31, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  The following documents are filed as a part of this Form
10-KSB at the
page indicated.
                                                        Page
Number
(a)(i)  Financial Statements

        Auditor's Report as of April 15, 1997...............F1

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

10(a)    Stock Purchase Agreement of January 5, 1990 between
         the Registrant and Exotic Bodies, Inc.
**

10(b)    Stock Purchase Agreement dated July 25, 1994 by and
         between the Registrant and R & D Innovators, Inc.
***

10(c)    Stock Purchase Agreement dated February, 1996 by and
         between the Registrant and the Shareholders of Fire
         Doctor, Inc.
****

10(d)    Purchase Agreement between EFTEK Corp.
         and High Concrete Structures, Inc. dated June 5, 1996.
****

10(e)    1996 Stock Incentive Plan
*****

21       Subsidiaries of the Registrant

27       Financial Data Schedule (in Electronic format only)

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

*****Incorporated by reference from the Exhibit to Form 10-KSB for the fiscal year ended December 31, 1996.

(b)  Form 8-K

Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:

       There were no reports filed on Form 8-K during the fourth quarter of fiscal 1997.







EFTEK CORPORATION
               YEARS ENDED DECEMBER 31, 1997 AND 1996




                               CONTENTS





Page(s)

INDEPENDENT AUDITORS' REPORT
F-1



CONSOLIDATED FINANCIAL STATEMENTS


Balance Sheets
F-2


Statements of Operations
F-3


Statements of Stockholders' Equity
F-4


Statements of Cash Flows
F-5


Notes to Consolidated Financial Statements                   F-6
- F-12










                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
EFTEK Corporation
408 Bloomfield Drive
West Berlin,  NJ  08091


     We have audited the accompanying consolidated balance sheets of
EFTEK Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.
Our
responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFTEK
Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                      BARATZ & ASSOCIATES, P.A.


April 7, 1998

EFTEK CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996



                                                     1997
1996
    Assets

Current Assets
Cash                                            $    32,002 $
172,919
Receivables:
  Trade                                              65,598
63,857
  Related parties                    (Note 3)
261,764
  Other
 900
Prepaid expenses                                     40,034
44,120

    Total Current Assets                            137,634
543,560

Property and Equipment, Net          (Note 2)     4,830,629
2,873,025

Other Assets
Intangible assets, net               (Note 2)        84,046
55,125
Deposits                                              3,900
7,300

    Total Other Assets                               87,946
62,425

    Total Assets                                  5,056,209
3,479,010

    Liabilities and Stockholders'
      Equity

Current Liabilities
Current portion of long term debt    (Note 4)       205,528
Current portion of obligations
  under capital leases               (Note 5)       139,561
38,104
Accounts payable and accrued
  liabilities                                       763,691
191,329
Income taxes payable                 (Note 7)           600
 300

     Total Current Liabilities                    1,109,380
229,733

Long Term Debt (Less Current
  Portion)                           (Note 4)       243,633

Obligations Under Capital Leases
  (Less Current Portion)             (Note 5)       396,875
138,543

    Total Liabilities                             1,749,888
368,276

Commitments and Contingencies        (Note 6)

Stockholders' Equity
Common stock, $.001 par; authorized
  25,000,000 shares; issued and out-
  standing 10,829,155 and 25,991,076
  shares at December 31, 1997 and
  1996, respectively                 (Notes 8&9)     10,829
25,991
Additional paid in capital                        6,719,775
4,820,446
Deficit                                          (3,424,037)
(1,735,457)

                                                  3,306,567
3,110,980

Common stock held in treasury
  (4,811 shares), at cost                               246
 246

    Total Stockholders' Equity                    3,306,321
3,110,734

    Total Liabilities and Stockholders'
      Equity                                    $ 5,056,209 $
3,479,010





                           EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997 AND 1996






                                               1997        1996


Revenues                                $    443,727   $
207,677

Costs and Expenses
Cost of revenues                             419,959
167,072
Selling, general and
  administrative           (Notes 2 & 5)   1,654,183
654,855

Total Costs and
  Expenses                                 2,074,142
821,927

Loss From Operations                     ( 1,630,415)   (
614,250)

Other Income (Expenses)
Interest income            (Note 3)
15,926
Miscellaneous income                             789
16,466
Interest expense           (Note 4)      (    58,314)   (
5,068)
Miscellaneous expense                                   (
8,071)

Total Other Income
  (Expenses)                             (    57,525)
19,253


Loss Before Income Taxes                 ( 1,687,940)   (
594,997)

Income Taxes               (Notes 2 & 6)         640
600

Net Loss                                $( 1,688,580)  $(
595,597)


Net Loss Per Common Share  (Note 2)     $(       .17)  $(
 .10)


Weighted Average Common
  Shares Outstanding                      10,161,663
5,966,574






EFTEK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996







Additional                  Treasury
                                           Common Stock
Paid-In                    Stock,
                                        Shares     Amount
Capital       Deficit      at Cost       Total

Balance, January 1, 1996             11,861,435 $ 11,861  $
1,385,178    $(1,139,860)     $(246)    $   256,933

Common stock issued                  14,129,641   14,130
3,412,992                                 3,427,122

Acquisition (Notes 2 & 10)
22,276                                    22,276

Net loss for the year
       (  595,597)                (  595,597)


Balance, December 31, 1996           25,991,076   25,991
4,820,446     (1,735,457)      (246)    $ 3,110,734

Common stock issued                   3,941,953    3,942
1,065,874                                 1,069,816

Reverse stock split (Note 9)        (19,955,353) (19,955)
19,955

Common stock issued                     851,479      851
813,500                                   814,351

Net loss for the year
       (1,688,580)                (1,688,580)


Balance, December 31, 1997           10,829,155 $ 10,829  $
6,719,775    $(3,424,037)     $(246)    $ 3,306,321




EFTEK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996






                                               1997         1996

Cash Flows From Operating Activities
Net loss for the year                     $(1,688,580)  $(
595,597)

Adjustments To Reconcile Net Loss To
  Net Cash Used In Operating Activities
Depreciation and amortization                 137,680
7,927

Changes In Operating Assets
  And Liabilities
Decrease (increase) in receivables            260,923    (
68,183)
Decrease (increase) in prepaid expenses         4,086    (
44,120)
Decrease (increase) in deposits                 3,400    (
4,000)
Increase in accounts payable and
  accrued liabilities                         572,362
121,306
Increase in income taxes payable                  300
300

Net Cash Used In Operating Activities      (  709,829)   (
582,367)

Cash Flows From Investing Activities
Additions to intangible assets             (   28,235)   (
7,598)
Purchase of property and equipment         (1,666,884)
(2,858,776)
Acquisition
22,276

Net Cash Used In Investing Activities      (1,695,119)
(2,844,098)

Cash Flows From Financing Activities
Reduction of related party debt                          (
4,776)
Proceeds from debt                            450,000
176,647
Reduction of debt                          (   70,136)
Proceeds from issuances of common stock     1,884,167
3,427,122

Net Cash Provided By Financing Activities   2,264,031
3,598,993

Net Increase (Decrease) In Cash            (  140,917)
172,528

Cash at Beginning of Year                     172,919
391

Cash at End of Year                       $    32,002   $
172,919




Supplemental Cash Flow Information (Note 10)


EFTEK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996




1.   Description of Business

     EFTEK Corporation (the Company), incorporated in the state of
Nevada, is engaged in processing mixed cullet (broken glass) into a recycled, uncontaminated product (GlassFlour) for use in fiberglass and glass container manufacturing industries. The Company also develops and sell various fire retardant chemicals.

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

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the years ended
December 31, 1997 and 1996 was $133,357 and $4,864, respectively.
Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Property and equipment consisted of the following at December 31:

                                                1997         1996

          Land                              $   338,073  $
338,073
         Building                              317,081
317,081
          Building improvements                 889,159
726,786
         Equipment                           3,406,493
1,482,157
         Furniture and fixtures                 21,759
17,511
         Leasehold improvements
2,500
                                             4,972,565
2,884,108
         Less accumulated depreciation         141,936
11,083

         Net property and equipment        $ 4,830,629  $
2,873,025



     Intangible Assets

     Certain  intangible assets have been capitalized and are
amortized
over  the estimated useful lives of the assets using  the
straight-line  method.   Patent  costs are amortized  over a
period
of 17 years.  Organization costs and mortgage acquisition costs are
amortized over a period of 5 years.

     Intangible assets consisted of the following at December 31:

                                               1997       1996

          Patents                            $ 71,675   $ 63,624
          Mortgage acquisition costs           25,193
          Organization costs                    1,500      1,500
                                              98,368     65,124
          Less accumulated amortization        14,322      9,999

              Net intangible assets          $ 84,046   $ 55,125

     Income Taxes

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in the tax laws or rates.

    Net Loss Per Common Share

     Net loss per common share is based upon the weighted average number of common and common equivalent shares (stock warrants) outstanding in each period. The computation of diluted net loss per common and common equivalent share was antidilutive in each of the periods presented. The 1996 calculation of net loss per common share was adjusted retroactively to reflect the reverse stock split occurring in 1997.

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

3.  Related Party Transactions

     Related party transactions included the following:

     At January 1, 1996, the Company was due $258,338 from a stockholder
(former Company president). During 1996, interest charges were $15,926 and repayments were $12,500 resulting in a $261,764 balance due from the stockholder at December 31, 1996. In 1997, the receivable was determined to be uncollectible due to the stockholder's personal bankruptcy. Bad debt expense in the amount of $261,764 is included in selling, general and administrative expenses.

     At January 31, 1996, the Company owed an affiliate $4,776;
the
amount was repaid in 1996 in its entirety.


4.   Long Term Debt

     Long term debt consisted of the following at December 31, 1997:

                                                     1997
1996

    A mortgage payable in monthly installments of
     $3,750, inclusive of interest  at 16% per
     annum.  The mortgage matures on July 2011 and
    is collateralized by land and building in
     Williamstown, NJ.                             $ 249,161

    A note payable to an officer and shareholder
     of the Company.  Interest is payable monthly
     at 10% per annum.  The note matures March 1998.
    Interest accrued on this note at December 31,
     1997 was $3,014.                                100,000

     A note payable to a financing company, interest
     is payable at 8% per annum when the note
     matures in January 1998.  The Company has the
     option to convert the note into common stock
    at $0.625 per share prior to January 1998.       50,000

    A note payable to a company.  Interest is
     payable at 8% per annum when the note matures
     on June 1998.  The Company has the option to
     convert the note into common stock at $0.625
     per share prior to June 1998.                    50,000
                                                    449,161
    Less current portion                            205,528

    Total long term debt                          $ 243,633

     The aggregate maturities of long term debt at December 31, 1997 are as follows:

                  1998             $ 205,528
                  1999                 6,480
                  2000                 7,597
                  2001                 8,905
                  2002                10,439
                  Thereafter         210,212

                                   $ 449,161

5.   Obligations Under Capital Leases

     Obligations under capital leases consisted of the following at
December 31, 1997:

                                                      1997
1996
    A lease payable in monthly  installments of
     $4,639, inclusive of  interest  at 12.6% per
     annum.  The lease matures  in March 2001
     and is collateralized by equipment costing
     $155,000.                                     $ 146,004

    A lease payable  in monthly installments of
     $2,913, inclusive of interest at 12.9% per
     annum.  The lease matures in August 2001
     and is collateralized by equipment costing
     $108,750.                                        99,848


     A lease payable in  monthly installments of
     $1,794, inclusive  of interest  at  16.1%
     per annum.  The lease matures  in  October
     2001 and is collateralized   by  equipment
    costing $73,597.                              $  61,275  $
71,879

    A lease payable in monthly  installments of
     $1,422, inclusive of interest  at 8.99% per
     annum.  The lease matures in November 2001
     and is collateralized by equipment costing
     $11,410.                                         56,156

    A lease payable  in monthly installments of
     $1,903, inclusive of interest at 9.25% per
     annum.  The lease matures in September 2000
     and is collateralized by equipment costing
     $76,100.                                         55,255
72,121

    A lease payable  in monthly installments of
     $1,219, inclusive of interest at 17.61% per
     annum.  The lease matures in January 2002
     and is collateralized by equipment costing
     $48,398.                                         42,375

    A lease payable  in monthly installments of
     $529, inclusive of interest at 12.95% per
     annum.  The lease matures in February 2001
     and is collateralized by equipment costing
     $19,750.                                         16,777

     A lease payable in monthly installments of
    $379 inclusive of interest at 12.6% per
    annum.  The lease matures in November 2002
    and is collaterized by equipment costing
    $16,823.                                         16,620

     A lease payable  in monthly installments of
     $707, inclusive of interest at 8.89% per
     annum.  The lease matures in November 1999
     and is collateralized by equipment costing
     $22,000.                                         14,895
21,718

    A lease payable in monthly installments of
    $497 inclusive of interest at 14.5% per
    annum.  The lease matures in April 2000
    and is collaterized by equipment costing
    $13,410.                                         11,384

    A lease payable in monthly installments of
    $320 inclusive of interest at 10.9% per
    annum.  The lease matures in May 2000
    and is collaterized by equipment costing
    $9,805.                                           8,139

     A lease payable  in monthly installments of
     $417, inclusive of interest at 18.72% per
     annum.  The lease matures in October 1999
     and is collateralized by equipment costing
     $11,410.                                          7,708
10,929
                                                     536,436
176,647
     Less current portion                            139,561
38,104

                                                   $ 396,875 $
138,543


     Minimum future lease payments at December 31, 1997 are as follows:

                  1998                $ 200,861
                  1999                  199,320
                  2000                  175,945
                  2001                   86,847
                  2002                    5,387
                                        668,360
    Less amount representing interest   131,924

    Present value of future minimum
      lease payments                  $ 536,436

6.  Commitments and Contingencies

    Operating Leases

     The Company leases office facilities   and transportation
equipment
under noncancellable operating leases with expiration dates
through October 1997.  Rent expense  amounted  to $26,867 and
$38,353 in 1997 and 1996, respectively.

     Litigation

     The Company's balance sheet includes a $15,500 accounts payable to a contractor who has litigated against the Company for alleged breach of contract and unpaid fees. The Company believes the suit is without merit and intends to vigorously defend its position.
Counsel has estimated a maximum potential loss of $20,000.

     The Company is a defendant in a lawsuit filed by a Company that performed marketing services for EFTEK Corporation (EFTEK). The
Company claims that EFTEK owes them a "finders fee" for the clients that EFTEK does business with. Outside counsel for EFTEK has advised the Company that at this stage in the proceedings they cannot offer an opinion as to the probable outcome. The Company believes the suit is without merit and is vigorously defending its position.

7.  Income Taxes

     Operating losses in 1997 and 1996 eliminated the need for income tax provisions except for the statutory state minimum tax. At
December 31, 1997, the Company had available federal and state operating loss carryforwards in the respective amounts of $3,470,000 and $3,424,000. The loss carryforwards expire 2012
(federal) and 2005 (state).

     Income taxes, including those currently payable to the state, were
$640 and $600 at December 31, 1997 and 1996, respectively.

     No provisions were made for deferred income taxes in 1997 and 1996.
Net deferred tax assets were entirely eliminated by a valuation allowance as follows:


     Deferred income tax components:

                                              1997           1996

         Deferred Tax Asset
         Net operating loss carryforwards  $ 1,487,830    $
764,904

         Deferred Tax Liability
         Start-up costs                     (   13,401)    (
55,457)

         Net Deferred Tax Asset              1,474,429
709,447

         Less Valuation Allowance           (1,474,429)
(709,447)

                                           $         0    $
0

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.
At December 31, 1997 and 1996, management believed that a portion of the net operating loss carryforwards would not be realized before their expiration.

8.  Stock Options and Warrants

     Common Stock Options

     The Company's 1997 stock incentive plan provides for the granting of incentive and nonstatutory stock options for the purchase of shares of common stock to officers, directors, nonsalaried directors, employees and consultants as provided by the plan.
The
option exercise price is the bid price on the date of grant.  The
Board of Directors determines the vesting period and expiration date (generally five years). Stock option transactions were as follows:

                                                   Shares Under
Option

                                                       1997
1996

        Outstanding, beginning of year                177,500
  0
       Granted                                       503,333
177,500
       Retired                                      ( 50,000)
       Adjustment for reverse stock split           (166,666)


       Outstanding, end of year (at exercise
         prices ranging from $1.00 to $3.75 per
         share)                                      464,167
177,500

     Common Stock Warrants

     At December 31, 1997 and 1996, the  Company  had outstanding
65,000
Class A redeemable  common  stock warrants and  83,000  Class  B redeemable  common stock warrants.  Each warrant allows for the purchase  of  six  shares of the Company's  common  stock  at  an exercise price  of  $2 per share.  Warrant expiration dates were extended to December 31, 1997.

9. Reverse Stock Split

On May 22, 1997, the Board of Directors authorized a one for three reverse stock split. As a result, the number of shares outstanding decreased by 19,955,353 and additional paid in capital increased by
$19,955. The authorized number of shares and the par value remained the same.




10. Supplemental Cash Flow Information

     Cash paid for interest during 1997 and 1996 was $55,230 and $5,068, respectively. Cash paid for income taxes during 1996 was $400 and
$300, respectively.

     Noncash investing and financing activities for the years ended
December 31, 1997 and 1996 consisted of the following:

     In 1997 the Company purchased equipment by incurring capital lease obligations in the amount of $429,086.

     In 1996 the Company acquired Fire Doctor, Inc. through the issuance of stock. The transaction was recorded as follows:

         Fair value of assets acquired                 $ 61,009
         Liabilities assumed                            (38,733)

         Adjustment to additional paid in capital      $ 22,276










     The accompanying notes are an integral
     part of these financial statements.
                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, EFTEK Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EFTEK CORP.

Dated:                           _____________________________
                                 FRANK WHITMORE
                                 President, Chief Executive
                                 Officer and Director

Dated:                           _____________________________
                                 GERARD T. WISLA
                                 Secretary, Treasurer, Chief
Financial
                                 Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, this report has been signed on behalf of EFTEK Corp.
and in the capacities and on the dates indicated.

Dated:                           ____________________________
                                 FRANK WHITMORE
                                 President, Chief Executive
                                 Officer and Director

Dated:                           ____________________________
                                 GERARD T. WISLA
                                 Secretary, Treasurer,Chief
Financial                                  Officer and Director

Dated:                           ____________________________
                                 KEVIN J. COFFEY, Director

Dated:                           ___________________________
                                 THOMAS L. BRANDT, Director

Dated:                           ____________________________
                                 OLEG BATRATCHENKO, Director

Dated:                           _____________________________
                                 MICHAEL L. NEWSOME
                                 Director*

*  Director as of January 22, 1998

EFTEK\1997.10K
