Form 10KSB/A
period 1997-12-31
EFTEK CORP
filed 1998-04-27
CIK 846476

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 1998 was approximately $1,427,508 based on the average high and low bid prices for such common stock as reported on the O-T-C Bulletin Board.

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

One of the major materials recycled in the United States is glass. When glass is recycled, it is usually color separated at trash sorting facilities and by haulers. Due to the inherent fragile characteristics of this material, and the handling procedures during the entire recycling process, a large percentage of all recyclable glass breaks and is commingled with contaminants and garbage and becomes amorphous cullet, which is unsuitable for cost effective color separation and ends up in landfills or, at best, goes in limited quantities to asphalt production. At the same time, cullet is a very valuable raw material for fiberglass and glass container manufacturing. It has a lower viscosity than other glass making material (sand, plate glass) and liquifies at lower temperatures than these other materials. As a result, not only does the melting process speed up, but the wear of the furnace refracting bricks lessens (leading to its longer production life) and creates a substantial savings of natural gas, the principal fuel for glass furnaces.

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

Cullet use in glass production is more environmentally (and therefore politically) sound, since it lowers furnace air emissions and takes the pressure off the landfills. However, with all the attractiveness of cullet, post-consumer cullet has not been utilized in any substantial quantity by the fiberglass industry. The major reason is the presence of contamination contained in an average batch of cullet. While there have been ways developed to automatically remove paper, plastics and metals, organics and ceramics are still a problem, precluding the large scale use of cullet in fiberglass and glass bottle production. The melting temperature of ceramics is higher than that of glass and, as a result, unmelted ceramic seeds and stones block (and often damage) fiberglass spinners and disrupt the whole manufacturing process. So far, ceramics have been removed from cullet for the most part manually. This method is not only unreasonably expensive, but highly inefficient as well. While non-transparent ceramic pieces (still only the larger ones) can be removed this way, fragments of ceramics, which look very similar to glass, go undetected and cause an unacceptably high level of cullet contamination. The Company believes it has resolved this problem in a combination of proprietary operations and processes.

The Company believes that its process creates a clearly defined competitive advantage over other cullet processors. The quality, cost savings, environmental and other advantages are even more important as several state governments are mandating that glass manufacturers use larger amounts of cullet in their production facilities. The combination of economics and legislation puts the Company in a potentially lucrative position to fill a massive void in the growing demand for purified cullet.

The Company's program for processing 3 mix cullet consists of machinery that removes organics, paper, plastic, ceramics and other contaminants. The process begins with receipt of cullet from recyclers. The raw material is then dumped into a "Grizzly." As the material exits the "Grizzly", two hand pickers on the first conveyor line pick out anything above four inches in diameter such as plastic or metals. During the next phase of production, the product is drawn down a conveyor and under a cross belt magnet which takes out ferrous metals and is then sent through a crusher. The next step is to then put the raw material into a wash cycle where the washer floats out any light plastics and non-ferrous metals such as aluminum. The product is then sent to a dryer.

Following the drying process non-transparent contaminants such as opaque ceramics, stones, rocks, etc. are removed. The product then goes through
another magnetic detector which takes out all remaining metals.   The final
step of the process is to size the cullet to the customer's satisfaction. The finished product is loaded in trucks and rail for delivery to customers. The removed contaminants are typically a small percentage of the total. All materials separated from the cullet will be either sold to an end user or disposed of in the most economical acceptable manner.

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

RISKS AND UNCERTAINTIES

Although the Company's proposed plans have a high upside potential, share-holders are cautioned that there are also substantial risks including, but not limited to, the following: 1) Requirements for acceptance of the Company's Premium Cullet by the proposed end users may be too restrictive to economically satisfy; 2) New technologies may be developed to satisfy end users' requirements; 3) Raw mixed cullet may become too scarce affecting availability, or too abundant, reducing or eliminating tipping fees; 4) Government regulations may either change or be interpreted differently; 5) The Company could encounter higher operational costs or delays; 6) or other unforeseen circumstances could arise to adversely affect the Company's operations.

FIRE DOCTOR, INC.

In April 1996, the Company acquired 100% of the stock of Fire Doctor, Inc. ("Fire Doctor"). After the reorganization, Fire Doctor became a wholly owned subsidiary of EFTEK.

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

Herbert Siegel was President of Fire Doctor, Inc. from August, 1996 to May, 1997. In May, 1997, Benjamin Steiner was appointed President of Fire Doctor, Inc. and has served as such through the present (see Item 9. for biography of Benjamin Steiner).

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

Fire Doctor, Inc., a subsidiary of the Company, is currently utilizing office space at Plaza 1000, Suite 309, Voorhees, New Jersey 08043.

ITEM 3.  LEGAL PROCEEDINGS

As of April 14, 1998, there were no material actions, proceedings or litigations pending at that time, or to the knowledge of the Company, threatened, to which the property of the Company was subject, or to which the Company was a party that have not otherwise been settled or in the final stages of settlement, except for a suit by C&D Marketing for "finder's fees" for some clients which the Company has done business with. The Company contests such fees and believes that the claim is without merit. In addition, Celia Pringle has filed a lawsuit for failure to timely remove a restrictive legend from her stock so she could sell her stock at a higher value. The Company believes that the claim has no merit.

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
  December 31                            1 7/16              5/8

  1998
  March 31                               5/8                 5/16

As of March 31, 1998, the high and low bid quotations for the Company's Common Stock were 5/8 and 5/16.

No price is currently available for the redeemable warrants which have been restructured so that each warrant (after the 1 for 17 reverse stock split and a 1 for 3 reverse stock split) permits the warrant holder to purchase 6 shares of the Registrant's common stock at an exercise price of $2.00 per share, with an extended expiration date for the warrants of December 31, 1998.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT
--------------------
When used in this Report on Form 10-KSB/A and in other public statements, both oral and written, by the Company and Company officers, the words "estimates," "project," "intend," "believe," "anticipate," and similar expressions, are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: 1) the Company's success in attacting new business; 2) the size, duration and timing of orders of GlassFlour; 3) the termination, delay or cancellation of orders of GlassFlour; 4) the competition in the industry in which the Company competes; 5) the Company's ability to obtain financing on satisfactory terms; 6) the sensitivity of the Company's business to general economic conditions; 7) efficiency of production lines;
8) availability and economic feasibility of receiving mixed cullet; and 10) other economic, competitive, governmental and technological factors affecting
the Company's operations, markets, products, services and prices.   The Company
undertakes no obligations to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Cost of revenues for the year ended December 31, 1997 increased 251% to $419,959 as compared to $167,072 for the year ended December 31, 1996. The increase in cost of revenues is attributable to the commencement of operations of the Company's wholly owned subsidiary, CFC, Inc.

Selling, general and administrative costs for the year ended December 31, 1997 increased 253% to $1,654,183 as compared to $654,855 for the year ended December 31, 1996. The increase in selling, general and administrative costs is attributable to payroll and related operating costs of CFC, Inc., the write off of a related party receivable of $261,764 and depreciation expense of $133,357.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's primary source of funds continued to be through the sale of its securities. Additionally, cash flow as supplemented by the proceeds of a $250,000 mortgage on its Berlin, New Jersey plant site as well as various financing leases related to specific equipment installed in its processing line. The operating production line was completed in mid 1997 and commenced October 1, 1997, after an extensive qualification process with its customers, the wholly owned subsidiary, CFC, Inc. (CFC), began selling its product, Glass Flour (trademark pending), to two of the world's largest producers of fiberglass insulation. In fact, the Company entered into agreements with both customers where the Company agreed to reserve up to 40,000 tons of GlassFlour each in exchange for significant, volume related, pricing schedules. CFC also received certain tipping fees for the delivery and acceptance of 3-mix cullet. Tipping fees varied depending on the quality and condition of the cullet.

As a subsequent event, these customers have increased their demand for Glass Flour and are anticipated to do so throughout 1998. The Company believes that CFC is meeting its current obligations and should continue to improve its operating results as demand levels rise and efficiencies improve.

The successful qualification process has led to the recognition of the high quality and economic advantages of GlassFlour as a raw material in the manufacturing of fiberglass insulation. As a result, the Company has also received commitments by its customers for certain minimum/maximum demand levels for its product should additional processing plants be developed at various locations in close proximity to other insulation manufacturing facilities. Commitments have been received from the purchase of a minimum of 80% of the anticipated 100,000 ton, two-shift capacity, of a proposed processing facility in northern California. Management is in the process of performing its due diligence related to an expansion program that not only includes California, but Georgia, Kansas and other locations. Various factors will influence the decision to expand to specific locations including, but not limited to, product demand, raw material availability and financing options, of which there is no assurance.

On October 3, 1997, the Company sold 57,143 shares of its common stock in a Private Placement for net proceeds of $42,857.24.

As a subsequent event, the Company sold at various times in 1998, additional shares of its common stock in a Private Placement to mainly institutional foreign investors as follows:
                                        Shares
                Date of Closing          Sold           Net Proceeds
                ---------------         -------         ------------
                February 17, 1998       616,083         $123,138.45
                February 23, 1998       225,803         $ 45,515.60
                March 9, 1998           158,114         $ 31,846.11

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

The following are the Officers and Directors of the Company as of March 26, 1998:

Name                          Age       Position Held with Company
-----                        -----      ----------------------------
Frank Whitmore                62        President, Chief Executive
                                        Officer, Director
Kevin J. Coffey, Esq.         40        Director
Thomas L. Brandt              43        Director
Gerard T. Wisla(1)            40        Secretary, Chief Financial Officer,
                                        Director
Shawn F. Pringle(2)           29        Former Treasurer and Chief Financial
                                        Officer
Oleg Batratchenko             32        Director
Michael L. Newsom(3)          48        Director
Benjamin Steiner(4)           56        President of Fire Doctor, Inc.
Herb Siegel(5)                47        Former President of Fire
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

KEVIN J. COFFEY, ESQ., Director of the Registrant and its Subsidiary was a partner from 1986 through 1995 in the law firm of Donner, Coffey & Donner, which engaged in multi-state general litigation and general practice. Mr. Coffey is now in private practice by himself engaging in multi-state general litigation and general practice. He received Juris Doctorate Degree from Delaware Law School in 1985 and a Bachelor of Arts from the University of Connecticut in 1980.

THOMAS L. BRANDT, a Director of the Registrant and its subsidiary, is the founder, President and Chief Operating Officer of Brandt Technologies, Inc. ("BTI"). BTI has operated since 1985 as a supplier of precision inspection equipment and packaging technologies to the glass and plastics container industries worldwide. From 1983 to 1985, Mr. Brandt served on the management team of Emhart/Powers Machinery Group integrating glass manufacturing systems throughout North America, Europe and the Middle East. From 1980 to 1983, he held the position of Site Project Engineer for Guardian Industries, responsible for the construction of a 186,000 square foot windshield manufacturing plant. Between 1975 - 1980, Mr. Brandt held various positions with Thatcher Glass beginning as Corporate Layout Engineer and advancing to Assistant Plant Engineer at the Lawrenceburg, Indiana manufacturing facility. Mr. Brandt received a two year technical degree through the State University of New York for Mechanical Design and holds five (5) U.S. and International patents, jointly holds two (2) European patents and five (5) patents pending in progress.

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

MICHAEL L. NEWSOM, Director, is the owner of his own consulting company. From 1981 through 1997, he held various management positions with Anchor Glass Container Corp., including Director of Environmental Affairs and Director of Glass Engineering. From 1973 to 1980, he was involved in various technical supervisory activities with Libby Owens Ford Glass Company. He has authored publications carried in the glass industry magazines concerning various environmental issues. His areas of expertise involving the glass industry relate to glass melting operations, raw material selection, environmental auditing, emissions reduction, statistical and economic analysis and development of corporate environmental policy and operating procedures. Mr. Newsom graduated in 1972 from the University of Toledo with a B.S. degree in Chemical Engineering and in 1979 received his MBA, also from the University of Toledo.

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

ITEM 10.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

               Annual Compensation         Long Term Compensation
               --------------------       ------------------------
                                      Awards              Payouts
                                      ------             ---------
(a)Name and    (b)  (c)    (f)Restricted (g)Securities  (h)     (i)
Principal                     Stock       Underlying       LTIP    All Other
Position       Year Salary   Awards($)   Option/SARs(#)  Payouts($)Compensation
-----------    ---- ------   ---------  -------------- ----------  ------------
Frank Whitmore,1997 $ 50,000*  0              0           0        0
President (1)  1996 $ 41,667   0              0           0        0

Frank Pringle, 1996 $102,500   0              0           0        0
(Past Pres.)   1995 $ 63,750   0              0           0        0
               1994 $112,950   0              0           0        0

Gerard T.
Wisla, CFO(2)  1997 $ 12,000** 0              0           0        0


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RECORD AND BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK

(A)(B) The following table sets forth certain information with regard to the record and beneficial ownership of the Company's common stock as of March 31, 1998 by (i) each shareholder owner of record or beneficially 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group. All numbers have been adjusted for the 1 for 17 reverse stock split, which occurred August 22, 1994 and the 1 for 3 reverse stock split that occurred on May 22, 1997:

TITLE OF       NAME AND ADDRESS                                      PERCENT
 CLASS         OF BENEFICIAL OWNER                   SHARES OWNED    OF CLASS
-----------------------------------------------------------------------------
Common           Frank Whitmore                        610,977(1)     5.29%
                 324 New Brooklyn Road
                 Berlin, New Jersey 08009

Common           Frank G. Pringle
                 Creditors' Trust                    1,050,826(2)     9.09%
                 8 Tallowood Drive
                 Medford, NJ 08055

Common           Kevin J. Coffey, Esq.                 111,588(3)      .97%
                 153 Lost Lake
                 Marlton, NJ 08053

Common           Shawn Pringle                          40,390(2)      .35%
                 324 New Brooklyn Road
                 Berlin, New Jersey 08009

Common           Thomas L. Brandt                       15,000(4)       .13%
                 324 New Brooklyn Road
                 Berlin, New Jersey 08009

Common           Herbert Siegel                         11,666(5)       .10%
                 405 Lakeside Drive
                 South Hampton, PA 18966

Common           Sierra Growth & Opportunity
                 Fund                                  883,667         7.65%
                 551 Fifth Avenue, Suite 605
                 New York, NY 10017

Common           Gerard Wisla                           69,508(6)       .60%
                 4808 Rainbow Ridge Circle
                 Schwenksville, Pennsylvania 19473

Common           Oleg Batratchenko                      21,667(7)       .19%
                 551 Fifth Avenue, Suite 605
                 New York, NY 10017

Common           Michael Newsom                         12,500(8)       .11%
                 P.O. Box 924
                 Safety Harbor, Florida 34695

Common           Benjamin Steiner                       10,000(9)       .09%
                 40 April Lane
                 Huntingdon Valley, PA. 19006

Common           Arista Capital Growth
                 Fund Ltd.                           2,318,887(10)    20.07%
                 P.O. Box 20043
                 Phase 3, British American Center
                 Georgetown, Grand Cayman
                 Cayman Islands, British West Indies

Common           Signature Equities Agency GmbH      1,371,368        11.87%
                 Ross Str 96
                 40476 Duesseldorf
                 Germany

Common           Veco Capital Growth Fund            1,173,803        10.16%
                 P.O. Box 20043
                 Phase 3, British American Center
                 Georgetown, Grand Cayman
                 Cayman Islands, British West Indies
                                                    ----------      --------
All Officers and Directors as a                        903,296         7.82%
group (9 in number)                                 ==========      ========
---------------------------------------
1  Includes 100,000 stock options vested and excludes 66,667 stock options still not vested at the exercise price of $1.875 per share and 2,500 stock options granted to Mr. Whitmore as a member of the Board of Directors in
1995 at the exercise price of $5.25 per share.  Also includes 333,334 stock options at the exercise price of $1.00 and 100,000 options at the exercise price of $.3875.

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

8 Includes 2,500 stock options exercisable at $3.75 granted as compensation for being a Director for the year 1997, all of which are vested, as well as 10,000 stock options granted to Mr. Newsom for services at the exercise price of $.3875. Does not include 7,500 stock options that were granted at the exercise price of $.8125 for being a Director in the year 1998, which are not vested.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Form 10-KSB/A at the page indicated.
                                                        Page Number
(a)(i)  Financial Statements

        Auditor's Report as of April 7, 1998...............F1

        Consolidated Balance Sheets - December 31, 1997 and
        1996...............................................F2

        Consolidated Statement of Operations - For the years
        ended December 31, 1997 and 1996...................F3

        Statement of Shareholder's Equity - For the years
        ended December 31, 1997 and 1996...................F4

        Statement of Cash Flows - For the years ended
        December 31, 1997 and 1996.........................F5

        Consolidated Notes to Financial Statements.........F6-F13

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


                            EFTEK CORPORATION
                 YEARS ENDED DECEMBER 31, 1997 AND 1996




                                CONTENTS





                                                             Page(s)
                                                             -------

INDEPENDENT AUDITORS' REPORT                                   F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets                                                 F-2

Statements of Operations                                       F-3

Statements of Stockholders' Equity                             F-4

Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                  F-6 - F-13












                       INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
EFTEK Corp.
324 New Brooklyn Road
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



                                      BARATZ & ASSOCIATES, P.A.


April 7, 1998

                            EFTEK CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND 1996

                                                     1997       1996
                                                     ----       ----
    Assets
Current Assets
Cash                                            $    32,002 $  172,919
Receivables:
  Trade                                              65,598     63,857
  Related parties                    (Note 3)                  261,764
  Other                                                            900
Prepaid expenses                                     40,034     44,120
                                                -----------  ---------
    Total Current Assets                            137,634    543,560
                                                -----------  ---------
Property and Equipment, Net          (Note 2)     4,830,629  2,873,025
                                                -----------  ---------
Other Assets
Intangible assets, net               (Note 2)        84,046     55,125
Deposits                                              3,900      7,300
                                                -----------  ---------
    Total Other Assets                               87,946     62,425
                                                -----------  ---------
    Total Assets                                  5,056,209  3,479,010
                                                ===========  =========
    Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long term debt    (Note 4)       205,528
Current portion of obligations
  under capital leases               (Note 5)       139,561     38,104
Accounts payable and accrued
  liabilities                                       763,691    191,329
Income taxes payable                 (Note 7)           600        300
                                                -----------  ---------
     Total Current Liabilities                    1,109,380    229,733

Long Term Debt (Less Current
  Portion)                           (Note 4)       243,633
Obligations Under Capital Leases
  (Less Current Portion)             (Note 5)       396,875    138,543
                                                -----------  ---------
    Total Liabilities                             1,749,888    368,276
                                                -----------  ---------
Commitments and Contingencies        (Note 6)
Stockholders' Equity
Common stock, $.001 par; authorized
  25,000,000 shares; issued and out-
  standing 10,829,155 and 25,991,076
  shares at December 31, 1997 and
  1996, respectively                 (Notes 8&9)     10,829     25,991
Additional paid in capital                        6,719,775  4,820,446
Deficit                                          (3,424,037)(1,735,457)
                                                -----------  ---------
                                                  3,306,567  3,110,980
Common stock held in treasury
  (4,811 shares), at cost                               246        246
                                                -----------  ---------
    Total Stockholders' Equity                    3,306,321  3,110,734
                                                -----------  ---------
    Total Liabilities and Stockholders' Equity  $ 5,056,209 $3,479,010
                                                =========== ==========


The accompanying notes are an integral part of these financial statements.


                           EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997 AND 1996

                                               1997        1996
                                               ----        ----

Revenues                                $    443,727   $   207,677
                                        ------------   -----------
Costs and Expenses
Cost of revenues                             419,959       167,072
Selling, general and
  administrative           (Notes 2 & 5)   1,654,183       654,855
                                        ------------   -----------
Total Costs and
  Expenses                                 2,074,142       821,927
                                        ------------   -----------
Loss From Operations                     ( 1,630,415)   (  614,250)
                                        ------------   -----------
Other Income (Expenses)
Interest income            (Note 3)                         15,926
Miscellaneous income                             789        16,466
Interest expense           (Note 4)      (    58,314)   (    5,068)
Miscellaneous expense                                   (    8,071)
                                        ------------   -----------
Total Other Income
  (Expenses)                             (    57,525)       19,253
                                        ------------   -----------
Loss Before Income Taxes                 ( 1,687,940)   (  594,997)
Income Taxes               (Notes 2 & 7)         640           600
                                        ------------   -----------
Net Loss                                $( 1,688,580)  $(  595,597)
                                        ============   ===========
Net Loss Per Common Share  (Note 2)     $(       .17)  $(      .10)
                                        ============   ===========
Weighted Average Common
  Shares Outstanding                      10,161,663     5,966,574
                                        ============   ===========

The accompanying notes are an integral part of these financial statements.

                           EFTEK CORPORATION
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                            Additional                  Treasury
                                           Common Stock       Paid-In                    Stock,
                                        Shares     Amount     Capital       Deficit      at Cost       Total
                                        ----------------------------------------------------------------------
Balance, January 1, 1996             11,861,435 $ 11,861  $1,385,178    $(1,139,860)     $(246)    $   256,933

Common stock issued                  14,129,641   14,130   3,412,992                                 3,427,122

Acquisition (Notes 2 & 10)                                    22,276                                    22,276
Net loss for the year                                                    (  595,597)                (  595,597)
                                    ----------- --------  ----------    -----------      -----     -----------

Balance, December 31, 1996           25,991,076   25,991   4,820,446     (1,735,457)      (246)    $ 3,110,734

Common stock issued                   3,941,953    3,942   1,065,874                                 1,069,816

Reverse stock split (Note 9)        (19,955,353) (19,955)     19,955

Common stock issued                     851,479      851     813,500                                   814,351

Net loss for the year                                                    (1,688,580)                (1,688,580)
                                    ----------- --------  ----------    -----------      -----     -----------

Balance, December 31, 1997           10,829,155 $ 10,829  $6,719,775    $(3,424,037)     $(246)    $ 3,306,321
                                    =========== ========  ==========    ===========      =====     ===========

The accompanying notes are an integral part of these financial statements.

                            EFTEK CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997 AND 1996

                                               1997         1996
                                               ----         ----
Cash Flows From Operating Activities
------------------------------------
Net loss for the year                     $(1,688,580)  $( 595,597)

Adjustments To Reconcile Net Loss To
  Net Cash Used In Operating Activities
---------------------------------------
Depreciation and amortization                 137,680        7,927

Changes In Operating Assets
  And Liabilities
Decrease (increase) in receivables            260,923    (  68,183)
Decrease (increase) in prepaid expenses         4,086    (  44,120)
Decrease (increase) in deposits                 3,400    (   4,000)
Increase in accounts payable and
  accrued liabilities                         572,362      121,306
Increase in income taxes payable                  300          300
                                           ----------   ----------
Net Cash Used In Operating Activities      (  709,829)   ( 582,367)
-------------------------------------      ----------   ----------
Cash Flows From Investing Activities
------------------------------------
Additions to intangible assets             (   28,235)   (   7,598)
Purchase of property and equipment         (1,666,884)  (2,858,776)
Acquisition                                                 22,276
                                           ----------   ----------
Net Cash Used In Investing Activities      (1,695,119)  (2,844,098)
-------------------------------------      ----------   ----------
Cash Flows From Financing Activities
------------------------------------
Reduction of related party debt                          (   4,776)
Proceeds from debt                            450,000      176,647
Reduction of debt                          (   70,136)
Proceeds from issuances of common stock     1,884,167    3,427,122
                                           ----------   ----------
Net Cash Provided By Financing Activities   2,264,031    3,598,993
-----------------------------------------  ----------   ----------
Net Increase (Decrease) In Cash            (  140,917)     172,528
-------------------------------
Cash at Beginning of Year                     172,919          391
-------------------------                  ----------   ----------
Cash at End of Year                       $    32,002   $  172,919
-------------------                        ==========   ==========

Supplemental Cash Flow Information (Note 10)
--------------------------------------------

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

2.   Summary of Significant Accounting Policies
     ------------------------------------------
     Principles of Consolidation

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

     Property  and  equipment consisted of the following at December 31:

                                                1997         1996
                                                ----         ----
         Land                              $   338,073   $ 338,073
         Building                              317,081     317,081
         Building improvements                 889,159     726,786
         Equipment                           3,406,493   1,482,157
         Furniture and fixtures                 21,759      17,511
         Leasehold improvements                              2,500
                                           -----------  ----------
                                             4,972,565   2,884,108
         Less accumulated depreciation         141,936      11,083
                                           -----------  ----------
         Net property and equipment        $ 4,830,629  $2,873,025
                                           ===========  ==========

    Intangible Assets

     Certain intangible assets have been capitalized and are amortized over the estimated useful lives of the assets using the straight-line method. Patent costs are amortized over a period of 17 years. Organization costs and mortgage acquisition costs are amortized over a period of 5 years.

     Intangible assets consisted of the following at December 31:

                                               1997       1996
                                               ----       ----
          Patents                            $ 71,675   $ 63,624
          Mortgage acquisition costs           25,193
          Organization costs                    1,500      1,500
                                             --------   --------
                                               98,368     65,124
          Less accumulated amortization        14,322      9,999
                                             --------   --------
              Net intangible assets          $ 84,046   $ 55,125
                                             ========   ========
     Income Taxes

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

3.   Related Party Transactions
     --------------------------
     Related party transactions included the following:

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

4.   Long Term Debt
     --------------
     Long term debt consisted of the following at December 31, 1997:

                                                     1997     1996
                                                     ----     ----
     A mortgage payable in monthly installments of
     $3,750, inclusive of interest  at 16% per
     annum.  The mortgage matures on July 2011 and
     is collateralized by land and building in
     Williamstown, NJ.                             $ 249,161

     A note payable to an officer and shareholder
     of the Company.  Interest is payable monthly
     at 10% per annum.  The note matures March 1998.
     Interest accrued on this note at December 31,
     1997 was $3,014.                               100,000

     A note payable to a financing company, interest
     is payable at 8% per annum when the note
     matures in January 1998.  The Company has the
     option to convert the note into common stock
     at $0.625 per share prior to January 1998.      50,000

     A note payable to a company.  Interest is
     payable at 8% per annum when the note matures
     on June 1998.  The Company has the option to
     convert the note into common stock at $0.625
     per share prior to June 1998.                   50,000
                                                  ---------
                                                    449,161
     Less current portion                           205,528
                                                  ---------
     Total long term debt                         $ 243,633
                                                  =========
     The aggregate maturities of long term debt at December 31, 1997 are as follows:

                  1998             $ 205,528
                  1999                 6,480
                  2000                 7,597
                  2001                 8,905
                  2002                10,439
                  Thereafter         210,212
                                   ---------
                                   $ 449,161
                                   =========

5.   Obligations Under Capital Leases
     --------------------------------

     Obligations under capital leases consisted of the following at December 31, 1997:
                                                      1997      1996
                                                      ----      ----
     A lease payable in monthly  installments of
     $4,639, inclusive of  interest  at 12.6% per
     annum.  The lease matures  in March 2001
     and is collateralized by equipment costing
     $155,000.                                     $ 146,004

     A lease payable  in monthly installments of
     $2,913, inclusive of interest at 12.9% per
     annum.  The lease matures in August 2001
     and is collateralized by equipment costing
     $108,750.                                     $  99,848

     A lease payable in  monthly installments of
     $1,794, inclusive  of interest  at  16.1%
     per annum.  The lease matures  in  October
     2001 and is collateralized   by  equipment
     costing $73,597.                              $  61,275  $ 71,879

     A lease payable in monthly  installments of
     $1,422, inclusive of interest  at 8.99% per
     annum.  The lease matures in November 2001
     and is collateralized by equipment costing
     $11,410.                                      $  56,156

     A lease payable  in monthly installments of
     $1,903, inclusive of interest at 9.25% per
     annum.  The lease matures in September 2000
     and is collateralized by equipment costing
     $76,100.                                      $  55,255  $ 72,121

     A lease payable  in monthly installments of
     $1,219, inclusive of interest at 17.61% per
     annum.  The lease matures in January 2002
     and is collateralized by equipment costing
     $48,398.                                      $  42,375

     A lease payable  in monthly installments of
     $529, inclusive of interest at 12.95% per
     annum.  The lease matures in February 2001
     and is collateralized by equipment costing
     $19,750.                                      $  16,777

     A lease payable in monthly installments of
     $379 inclusive of interest at 12.6% per
     annum.  The lease matures in November 2002
     and is collaterized by equipment costing
     $16,823.                                      $  16,620

     A lease payable  in monthly installments of
     $707, inclusive of interest at 8.89% per
     annum.  The lease matures in November 1999
     and is collateralized by equipment costing
     $22,000.                                      $  14,895  $21,718

     A lease payable in monthly installments of
     $497 inclusive of interest at 14.5% per
     annum.  The lease matures in April 2000
     and is collaterized by equipment costing
     $13,410.                                      $  11,384

     A lease payable in monthly installments of
     $320 inclusive of interest at 10.9% per
     annum.  The lease matures in May 2000
     and is collaterized by equipment costing
     $9,805.                                       $   8,139

     A lease payable  in monthly installments of
     $417, inclusive of interest at 18.72% per
     annum.  The lease matures in October 1999
     and is collateralized by equipment costing
     $11,410.                                      $   7,708 $ 10,929
                                                   --------- --------
                                                   $ 536,436 $176,647
     Less current portion                          $ 139,561 $ 38,104
                                                   --------- --------
                                                   $ 396,875 $138,543
                                                   ========= ========

     Minimum future lease payments at December 31, 1997 are as follows:

                  1998                $ 200,861
                  1999                  199,320
                  2000                  175,945
                  2001                   86,847
                  2002                    5,387
                                      ---------
                                        668,360
    Less amount representing interest   131,924
                                      ---------
    Present value of future minimum
      lease payments                  $ 536,436
                                      =========
6.   Commitments and Contingencies
     -----------------------------

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

     A stockholder has filed a lawsuit against the Company for failure to timely remove a restrictive legend from her stock so she could sell her stock for money. The Company believes that the suit is without merit and is vigorously defending its position.

7.   Income Taxes
     ------------

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

     No provisions were made for deferred income taxes in 1997 and 1996.
Net deferred tax assets were entirely eliminated by a valuation allowance as follows:

     Deferred income tax components:
                                              1997           1996
                                              ----           ----
         Deferred Tax Asset
         Net operating loss carryforwards  $ 1,487,830    $764,904

         Deferred Tax Liability
         Start-up costs                     (   13,401)    (55,457)
                                           -----------  ----------
         Net Deferred Tax Asset              1,474,429     709,447

         Less Valuation Allowance           (1,474,429)   (709,447)
                                           -----------  ----------
                                           $         0    $      0
                                           ===========  ==========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 1997 and 1996, management believed that a portion of the net operating loss carryforwards would not be realized before their expiration.

8.   Stock Options and Warrants
     --------------------------
     Common Stock Options

     The Company's 1996 stock incentive plan provides for the granting of incentive and nonstatutory stock options for the purchase of shares of common stock to officers, directors, nonsalaried directors, employees and consultants as provided by the plan. The option exercise price is the bid price on the date of grant. The
Board of Directors determines the vesting period and expiration date (generally five years). Stock option transactions were as follows:

                                                   Shares Under Option
                                                   -------------------
                                                       1997     1996
                                                       ----     ----
       Outstanding, beginning of year                177,500        0
       Granted                                       503,333  177,500
       Retired                                      ( 50,000)
       Adjustment for reverse stock split           (166,666)
                                                    -------- --------
       Outstanding, end of year (at exercise
         prices ranging from $1.00 to $3.75 per
         share)                                      464,167  177,500
                                                    ======== ========

     Common Stock Warrants

     At December 31, 1997 and 1996, the Company had outstanding 65,000 Class A redeemable common stock warrants and 83,000 Class B redeemable common stock warrants. Each warrant allows for the purchase of six shares of the Company's common stock at an exercise price of $2 per share. Warrant expiration dates were extended to December 31, 1998.

9.   Reverse Stock Split
     -------------------

     On May 22, 1997, the Board of Directors authorized a one for three reverse stock split. As a result, the number of shares outstanding decreased by 19,955,353 and additional paid in capital increased by $19,955. The authorized number of shares and the par value remained the same.

10.  Supplemental Cash Flow Information
     ----------------------------------

     Cash paid for interest during 1997 and 1996 was $55,230 and $5,068, respectively. Cash paid for income taxes during 1996 was $400 and $300, respectively.

     Noncash investing and financing activities for the years ended December 31, 1997 and 1996 consisted of the following:

     In 1997 the Company purchased equipment by incurring capital lease obligations in the amount of $429,086.

     In 1996 the Company acquired Fire Doctor, Inc. through the issuance of stock. The transaction was recorded as follows:

         Fair value of assets acquired                 $ 61,009
         Liabilities assumed                            (38,733)
                                                       --------
         Adjustment to additional paid in capital      $ 22,276
                                                       ========

The accompanying notes are an integral part of these financial statements.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EFTEK Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EFTEK CORP.

Dated: April 23, 1998            /s/Frank Whitmore
                                 FRANK WHITMORE
                                 President, Chief Executive
                                 Officer and Director

Dated: April 23, 1998            /s/Gerard T. Wisla
                                 GERARD T. WISLA
                                 Secretary, Treasurer, Chief Financial
                                 Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of EFTEK Corp. and in the capacities and on the dates indicated.

Dated: April 23, 1998            /s/Frank Whitmore
                                 FRANK WHITMORE
                                 President, Chief Executive
                                 Officer and Director

Dated: April 23, 1998            /s/Gerard T. Wisla
                                 GERARD T. WISLA
                                 Secretary, Treasurer, Chief
                                 Financial Officer and Director

Dated: April 23, 1998            /s/Kevin J. Coffey
                                 KEVIN J. COFFEY, Director

Dated: April 23, 1998            /s/Thomas L. Brandt
                                 THOMAS L. BRANDT, Director

Dated: April 23, 1998            /s/Oleg Batratchenko
                                 OLEG BATRATCHENKO, Director

Dated: April 23, 1998            /s/Michael L. Newsom
                                 MICHAEL L. NEWSOM
                                 Director*

*  Director as of January 22, 1998

ELINK\97EFTEK