Form 10KSB/A
period 1997-12-31
EFTEK CORP
filed 1998-05-01
CIK 846476

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-KSB/A2

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

Cullet use in glass production is more environmentally (and therefore politically) sound, since it lowers furnace air emissions and takes the pressure off the landfills. However, cullet use has not been substantial. The major reason is the presence of contamination contained in an average batch of cullet. While there have been ways developed to automatically remove paper, plastics and metals, organics and ceramics are still a problem, precluding the large scale use of cullet in fiberglass and glass bottle production. The melting temperature of ceramics is higher than that of glass and, as a result, unmelted ceramic seeds and stones block (and often damage) fiberglass spinners and disrupt the whole manufacturing process.
So far, ceramics have been removed from cullet for the most part manually. This method is not only unreasonably expensive, but highly inefficient as well. While non-transparent ceramic pieces (still only the larger ones) can be removed this way, fragments of ceramics, which look very similar to glass, go undetected and cause an unacceptably high level of cullet contamination. The Company believes it has resolved this problem in a combination of proprietary operations and processes.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT
--------------------
When used in this Report on Form 10-KSB/A2 and in other public statements, both oral and written, by the Company and Company officers, the words "estimates," "project," "intend," "believe," "anticipate," and similar expressions, are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: 1) the Company's success in attacting new business; 2) the size, duration and timing of orders of GlassFlour; 3) the termination, delay or cancellation of orders of GlassFlour; 4) the competition in the industry in which the Company competes; 5) the Company's ability to obtain financing on satisfactory terms; 6) the sensitivity of the Company's business to general economic conditions; 7) efficiency of production lines;
8) availability and economic feasibility of receiving mixed cullet; and 10) other economic, competitive, governmental and technological factors affecting
the Company's operations, markets, products, services and prices.   The Company
undertakes no obligations to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

As a subsequent event, these customers have increased their demand for Glass Flour and are anticipated to do so throughout 1998. The Company believes that CFC is meeting its customers' requirements and should continue to improve its operating results as demand levels rise and efficiencies improve.

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

(C)  CHANGE IN CONTROL

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None for the fiscal year ended December 31, 1997, except for the following:

        1.      Frank Whitmore, President of the Company, loaned the Company
        $100,000 in December, 1997, for working capital purposes, payable in March, 1998 or on demand thereafter, at the interest rate of 10% per annum with interest to be paid or accrued monthly.

        2. In December, 1997, Histon Financial Services Corp., an affiliate of the Company, loaned the Company $50,000 due in January, 1998 or on demand thereafter. The interest rate is 8% per annum. In addition, the Lender was given an option to convert its loan to common stock of the Company at the price of $.625 per share prior to January
        31, 1998. As a subsequent event, the option to convert has not been exercised.

Both of the 1997 loans were approved by the Board of Directors and were competetive with debt financing that the Company could have obtained from independent third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Form 10-KSB/A2 at the page indicated.
                                                        Page Number
(a)(i)  Financial Statements

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

     In December, 1997, an officer and shareholder of the Company loaned the Company $100,000 at the interest rate of 10% per annum due March, 1998 or on demand thereafter (see Footnote 4).

     In December, 1997, an affiliate of the Company loaned the Company $50,000 at the interest rate of 8% per annum with an option to convert the loan into common stock of the Company. This option was not exercised. The loan is payable on demand (see Footnote 4).

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

                                 EFTEK CORP.

Dated: May 1, 1998               /s/Frank Whitmore
                                 FRANK WHITMORE
                                 President, Chief Executive
                                 Officer and Director

Dated: May 1, 1998               /s/Gerard T. Wisla
                                 GERARD T. WISLA
                                 Secretary, Treasurer, Chief Financial
                                 Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of EFTEK Corp. and in the capacities and on the dates indicated.

Dated: May 1, 1998               /s/Frank Whitmore
                                 FRANK WHITMORE
                                 President, Chief Executive
                                 Officer and Director

Dated: May 1, 1998               /s/Gerard T. Wisla
                                 GERARD T. WISLA
                                 Secretary, Treasurer, Chief
                                 Financial Officer and Director

Dated: May 1, 1998               /s/Kevin J. Coffey
                                 KEVIN J. COFFEY, Director

Dated: May 1, 1998               /s/Thomas L. Brandt
                                 THOMAS L. BRANDT, Director

Dated: May 1, 1998               /s/Oleg Batratchenko
                                 OLEG BATRATCHENKO, Director

Dated: May 1, 1998               /s/Michael L. Newsom
                                 MICHAEL L. NEWSOM
                                 Director*

*  Director as of January 22, 1998

ELINK\97EFTEK