Form 10-Q
period 1998-03-31
EFTEK CORP
filed 1998-05-21
CIK 846476

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-QSB



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR
TRANSITION
     REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF
     1934 FOR THE TRANSITION PERIOD FROM              TO




   Commission file number   33-26789-NY


                              EFTEK CORPORATION
               (Name of small business issuer in its charter)


         Nevada                                                93-0996501

(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                              324 New Brooklyn Road
                             Berlin, New Jersey 08009
             (Address of principal executive offices)   (Zip Code)


                                  (609)753-4344
                (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---
Applicable only to corporate issuers:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998 was 11,556,910 shares.

Transitional small business disclosure format (check one):

       Yes      No  X
           ---     ---

FORM 10-QSB

                             EFTEK CORPORATION


                                   INDEX




                                                               Page(s)

PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - March 31, 1998
          (Unaudited)                                            3

          Consolidated Statements of Operations
          (Unaudited) - Three Months Ended March 31, 1998
          and 1997                                               4

          Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended March 31, 1998
          and 1997                                               5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6 - 7

     Item 2.  Management's Discussion and Analysis               8


PART II.  Other Information                                      9

Signature Page                                                  10

FORM 10-QSB
                         PART I - FINANCIAL INFORMATION

                Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                EFTEK CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                  MARCH 31, 1998
                                    (Unaudited)
    Assets
Current Assets
Cash                                                       $    52,787
Receivables                                                     94,706
Prepaid expenses                                                38,356
                                                            ----------
    Total Current Assets                                       185,849
                                                            ----------
Property and Equipment, Net         (Note 2)                 4,842,594
                                                            ----------
Other Assets
Intangible assets, net              (Note 2)                    84,592
Deposits                                                         3,900
                                                            ----------
    Total Other Assets                                          88,492
                                                            ----------
    Total Assets                                             5,116,935
                                                            ==========
    Liabilities and Shareholders' Equity

Current Liabilities
Current portion of long term debt                              205,528
Current portion of obligations under
  capital leases                                               139,561
Accounts payable and accrued
  liabilities                                                  950,851
Income taxes payable                                               750
                                                             ---------
    Total Current Liabilities                                1,296,690

Long Term Debt, Less Current Portion                           235,694

Obligations Under Capital Leases
  (Less Current Portion)                                       388,110
                                                            ----------
        Total Liabilities                                    1,920,494
                                                            ----------
Stockholders' Equity
Common stock, $.001 par; authorized
  25,000,000 shares; issued and
  outstanding 11,556,910 shares                                 11,557
Additional paid in capital                                   6,946,915
Deficit                                                     (3,761,785)
                                                            ----------
                                                             3,196,687
Common stock held in treasury
  (14,434 shares), at cost                                         246
                                                            ----------
    Total Stockholders' Equity                               3,196,441
                                                            ----------
    Total Liabilities and Stockholders'
      Equity                                               $ 5,116,935
                                                           ===========

FORM 10-QSB

                            EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                      1998       1997
                                                      ----       ----
Revenues          (Note 1)                         $ 383,003  $  62,286
                                                    --------    -------
Cost and Expenses
Costs of revenues                                    286,609     52,813
Selling, general and administrative                  423,858    223,585
                                                    --------    -------
Total Costs and Expenses                             710,467    276,398
                                                    --------    -------

Loss From Operations                                (327,464)  (214,112)
                                                    --------    -------
Other Income (Expenses)
Miscellaneous income                                   5,000         73
Interest expense                                    ( 15,284)  (  1,128)
Miscellaneous expense                                   0      (     35)
                                                    --------    -------
        Total Other Income (Expenses)               ( 10,284)  (  1,090)
                                                    --------    -------

Net Loss                                           $(337,748) $(215,202)
                                                    --------   --------
Net Loss Per Common and Common
  Equivalent Share                                 $(    .03) $(    .02)
                                                    ========    =======
Weighted Average
 Common Shares
 Outstanding                                       11,281,980  9,540,908
                                                   ========== ==========

FORM 10-QSB

                            EFTEK CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               (Unaudited)


                                                1998        1997
                                                ----        ----
Cash Flows From Operating Activities
Net loss for the period                      $(337,748)  $(215,202)

Adjustments to Reconcile Net Loss To
 Net Cash Used In Operating Activities
 Depreciation and amortization                  31,994       1,991

Changes In Operating Assets
  and Liabilities
(Increase) decrease in receivables            ( 29,108)     54,304
Decrease (increase) in prepaid expenses          1,678    (  1,531)
Increase in intangible assets                 (  1,314)   (    633)
Increase in accounts payable and
  accrued liabilities                          187,160       7,680
Increase in income taxes payable                   150         150
                                             ---------  ----------
Net Cash Used In Operating Activities         (147,188)   (154,241)
                                             ---------  ----------
Cash Flows Used In Investing Activities
Purchases of property and equipment           ( 43,191)   (573,985)
                                             ---------  ----------
Cash Flows From Financing Activities
Proceeds from long term debt                                47,889
Reduction of long term debt                   ( 16,704)   ( 14,282)
Proceeds from issuances of common stock        227,868     829,925
                                              --------  ----------
Net Cash Provided By Financing Activities      211,164     863,532
                                              --------  ----------
Net Increase In Cash                            20,785     135,306

Beginning Cash                                  32,002     172,919
                                              --------  ----------
Ending Cash                                  $  52,787   $ 308,225
                                              ========  ==========

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

     Basis of Presentation

     The financial statements for the three months ended March 31, 1998 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at March 31, 1998 and the results of its operations and its cash flows from the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

     Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

FORM 10-QSB

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


     Property and equipment consisted of the following at March 31, 1998:

          Land                                         $   338,073
          Building                                         317,081
          Building improvements                            890,795
          Equipment                                      3,447,699
          Furniture and fixtures                            22,108
                                                          --------
                                                         5,015,756
          Less accumulated depreciation                    173,162
                                                          --------
          Net property and equipment                   $ 4,842,594
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

FORM 10-QSB


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth and discussed below for the three months ended March 31, 1998 is derived from the Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information.
     The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

     Revenue for the three months ended March 31, 1998 increased 515% to $383,003 as compared to $62,286 in the three month period ended March 31, 1997. The increase in revenues is attributable to the growth of the operations of the Company's wholly owned subsidiary, CFC, Inc.

     Cost of revenues for the three months ended March 31, 1998 increased 443% to $286,609 as compared to $52,813 in the three month period ended March 31, 1997. The increase in cost of revenues is attributable' to the growth of the operations of the Company's wholly owned subsidiary, CFC, Inc.

     Selling, general and administrative costs for the three months ended March 31, 1998 increased 90% to $423,858 as compared to $223,585 in the three month period ended March 31, 1997. The increase in selling, general and administrative costs is attributable to payroll and related operating costs of CFC, Inc.

     Other income (expenses) for the three months ended March 31, 1998 was an expense of $10,284 as compared to an expense of $1,090 in the three month period ended March 31, 1997. The increase in other income (expenses) is attributable to interest expense of $15,284.

     Net loss for the three months ended March 31, 1998 increased 57% to $337,748 as compared to $215,202 in the three month period ended March 31, 1997.

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


                                       EFTEK CORP.



Dated: May 20, 1998                By:/S/Frank Whitmore
                                      FRANK WHITMORE
                                      President, Chief Executive
                                      Officer, and Chairman of the
                                      Board of Directors


Dated: May 20, 1998                By:/S/Gerard T. Wisla
                                      GERARD T. WISLA
                                      Chief Financial Officer