Form 10-Q
period 1998-06-30
EFTEK CORP
filed 1998-08-14
CIK 846476

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 1998; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         TO           .


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90
days.     Yes [X]    No [ ]

Applicable only to corporate issuers:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

Common Stock, Par Value $.001                 11,556,910
      (Class)                                (Outstanding)

Transitional small business disclosure format (check one):
                  Yes [ ]  No [X]

FORM 10-QSB

                           EFTEK CORPORATION



                                INDEX

                                                              Page(s)
                                                              -------
PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - June 30, 1998
          (Unaudited)                                           3

          Consolidated Statements of Operations
          (Unaudited) - Six Months and Three Months Ended
          June 30, 1998 and 1997                                4

          Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended June 30, 1998
          and 1997                                              5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6&7

     Item 2.  Management's Discussion and Analysis              8


PART II.  Other Information                                     9

Signature Page                                                 10

FORM 10-QSB
                   PART I - FINANCIAL INFORMATION

      Item 1.     CONSOLIDATED FINANCIAL STATEMENTS
                  ---------------------------------
                         EFTEK CORPORATION
                     CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1998
                           (Unaudited)

    Assets
    ------
Current Assets
--------------
Cash                                                      $14,794
Receivables                                               129,236
Prepaid expenses                                           40,587
                                                         --------
    Total Current Assets                                  184,617
    --------------------                                 --------
Property and Equipment, Net         (Note 2)            4,868,378
---------------------------                             ---------
Other Assets
Intangible assets, net              (Note 2)               83,823
Deposits                                                    3,900
                                                        ---------
    Total Other Assets                                     87,723
    ------------------                                  ---------
    Total Assets                                        5,140,718
    ------------                                        =========

    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities
-------------------
Current portion of long term debt                         215,528
Current portion of obligations under capital leases       139,561
Accounts payable and accrued liabilities                1,137,578
Income taxes payable                                          750
                                                        ---------
    Total Current Liabilities                           1,493,417
    -------------------------
Long Term Debt, Less Current Portion                      234,797
------------------------------------

Obligations Under Capital Leases,
  Less Current Portion                                    353,531
--------------------------------                        ---------

     Total Liabilities                                  2,081,745
     -----------------                                  ---------
Stockholders' Equity
--------------------
Common stock, $.001 par; authorized
  25,000,000 shares; issued and
  outstanding 11,556,910 shares                            11,557
Additional paid in capital                              6,946,915
Deficit                                                (3,899,253)
                                                       ----------
                                                        3,059,219
Common stock held in treasury
  (14,434 shares), at cost                                   (246)
                                                        ---------
    Total Stockholders' Equity                          3,058,973
    --------------------------                          ---------
    Total Liabilities and Stockholders' Equity         $5,140,718
    ------------------------------------------          =========

              See Accompanying Notes to Financial Statements.

FORM 10-QSB

                            EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                1998       1997       1998       1997
                             -------------------------------------------
Revenues            (Note 2) $ 443,375  $   8,831 $   826,378  $  71,117
--------                     ---------  --------- -----------  ---------

Costs and Expenses
------------------
Costs of revenues              171,622     44,158     458,231     96,971
Selling, general and
  administrative               394,003    205,054     817,861    428,639
                               -------    -------   ---------    -------
Total Costs and Expenses       565,625    249,212   1,276,092    525,610
------------------------       -------    -------   ---------    -------

Loss From Operations          (122,250)  (240,381) (  449,714)  (454,493)
--------------------           -------    -------   ---------   --------

Other Income (Expenses)
----------------------
Miscellaneous income                        5,772       5,000      5,845
Interest expense              ( 15,218)  ( 25,709) (   30,502)  ( 26,837)
Miscellaneous expense                    (  3,746)               ( 3,781)
                              ---------  --------  ----------  ---------
     Total Other Income
      (Expenses)              ( 15,218)  ( 23,683) (   25,502)  ( 24,773)
     ------------------      ---------  ---------  ----------  ---------
Net Loss                     $(137,468) $(264,064) $( 475,216) $(479,266)
--------                     =========  =========   =========  =========
Net Loss Per Common and Common
  Equivalent Share  (Note 2) $(    .01) $(    .03) $(     .04) $(    .05)
---------------------------- =========  =========  ==========  =========
Weighted Average Common
 Shares Outstanding         10,829,155 10,038,629  11,420,205  9,564,050
-----------------------     ========== ==========  ==========  =========

              See Accompanying Notes to Financial Statements.

FORM 10-QSB

                           EFTEK CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                              (Unaudited)

                                                  1998       1997
Cash Flows From Operating Activities              ----       ----
------------------------------------
Net loss for the period                      $(475,216)  $(  479,266)

Adjustments to Reconcile Net Loss To
 Net Cash Used In Operating Activities
--------------------------------------
Depreciation and amortization                   63,988         3,982

Changes In Operating Assets
  and Liabilities
---------------------------
(Increase) decrease in receivables            ( 63,638)       80,318
Increase in prepaid expenses                  (    553)     (  5,418)
Increase in intangible assets                 (  1,313)     (  2,634)
Increase in accounts
  payable and accrued liabilities              373,887        70,555
Increase in income taxes payable                   150
                                               -------       -------

Net Cash Used In Operating Activities         (102,695)   (  334,587)
-------------------------------------          -------     ---------
Cash Flows Used In Investing Activities
---------------------------------------
Purchases of equipment                        (100,201)   (1,313,075)
                                               -------     ---------
Cash Flows From Financing Activities
------------------------------------
Proceeds from long term debt, net               10,000        21,129
Reduction of long term debt                   ( 52,180)
Proceeds from issuances of common stock        227,868     1,846,259
                                               -------     ---------
Net Cash Provided By Financing Activities      185,688     1,867,388
-----------------------------------------      -------     ---------
Net (Decrease) Increase In Cash               ( 17,208)      219,726
-------------------------------              ----------  -----------
Beginning Cash                                  32,002       172,919
--------------                               ---------   -----------
Ending Cash                                  $  14,794   $   392,645
-----------                                  ---------   -----------

              See Accompanying Notes to Financial Statements.

FORM 10-QSB

                       EFTEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   Description of Business

     EFTEK Corporation (the Company), incorporated in the state of Nevada, is engaged in processing mixed cullet (broken glass) into a recycled, uncontaminated product (known as "GlassFlour") for use in the fiberglass manufacturing industry. The Company also develops and sells various fire retardant chemicals.

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

     Basis of Presentation

     The financial statements for the three months and six months ended June 30, 1998 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at June 30, 1998 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

     Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

FORM 10-QSB


Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Property and equipment consisted of the following at June
30, 1998:

          Land                                         $  338,073
          Building                                        317,081
          Building improvements                           891,784
         Equipment                                      3,503,180
         Furniture and fixtures                            22,648
                                                        5,072,766
          Less accumulated depreciation and
           amortization                                   204,388

          Net property and equipment                   $4,868,378

     Intangible Assets

     Certain intangible assets have been capitalized and are amortized over the estimated useful lives of the assets using the straight-line method. Patent costs are amortized over a period of 17 years. Organization costs are amortized over a period of 5 years.

     Net Loss Per Common and Common Equivalent Share

     The company uses Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) to compute its net loss per common and common equivalent share. SFAS No. 128 requires basic earnings per share which is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding and diluted earnings per share which reflects the dilutive effect of common stock equivalents such as stock options and warrants. The computation of diluted net loss per common and common equivalent share was antidilutive in each of the periods presented.

FORM 10-QSB


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed below for the three months and six months ended June 30, 1998 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

RESULTS OF OPERATIONS

Effective October 1, 1997. the Company's CFC, Inc. subsidiary officially began the manufacturing of its product, GlassFlour. Accordingly, growth in revenues and expenses for the three months and six months ended are directly a result of the emergence of the subsidiary from its development stage and includes various start up expenses.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenue for the three months ended June 30, 1998 increased $434,544 (5,021%) over the previous year's three months. This reflects the absence of the sale of the Company's CFC, Inc. GlassFlour product in the prior year.

Costs of revenues increased $127,464 (388.7%) over the previous year's three months. The principal costs related to the sale of GlassFlour are waste removal, freight and labor. Management's efforts to control waste removal and freight costs are discussed below.

Selling, General and Administrative costs increased $188,949
(192.1%) over the previous year's three months and are a direct result of the CFC, Inc. operations that commenced in October of 1997.

Net loss for the three months decreased $126,596 (48.9%) over the previous year's three months principally to the CFC, Inc. operations and consequently, revenues that commenced in October of 1997.

Additionally, revenue for the three months ended June 30, 1998 increased $60,372 (15.8%) over the previous three months. This reflects the increasing customer demand for the Company's CFC, Inc. GlassFlour product due to its customer perceived outstanding quality. Further, costs of revenues decreased $114,987 (40.1%) over the previous three months. The significant cost savings are a direct result of management's efforts to control waste removal and freight costs incurred in the production of GlassFlour. Other cost savings resulting from management's continued efforts at effecting operational efficiencies are reflected in Selling, General and Administrative costs which decreased $29,855 (7%) over the previous three months. Overall, net loss for the three months decreased $200,280 (59.3%) over the previous three months.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE
30, 1997

Revenue for the six months ended June 30, 1998 increased $755,261
(1,162%) over the six months ended June 30, 1997. The increase is directly attributable to the Company's CFC, Inc. operations which commenced October 1, 1997.

Costs of revenues, comprised principally of labor, freight and waste removal, increased $361,260 (473%) compared to the six months in 1997. The increase is directly attributable to the sale of CFC's GlassFlour product, which began in October, 1997.

Selling, general and administrative expenses increased $389,222
(191%) compared to 1997. The increase includes the operating costs of CFC, Inc. processing facility as well as costs relating to the development of the Company's expansion program (see below).

Expansion Program

The Company has completed its initial due diligence relating to its proposed expansion program. Due to customer demand (including commitments to purchase up to 100% of a 120,000-ton capacity processing facility), northern California has been selected as the first expansion location. Management is currently pursuing various financing options. Preliminary interest has been strong, and although there is no assurance, the Company believes that funding arrangements will be secured in the near future. The funding arrangements will include a provision for the injection of sufficient working capital into the Berlin, New Jersey facility to ease its cash flow difficulties which have resulted from under capitalization during its development phase.

FORM 10-QSB

                          EFTEK CORPORATION


                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal actions proceeding or litigation pending or threatened to the knowledge of the Company other than those set forth in previous filings.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On July 23, 1998 the Board of Directors in order to provide continuing incentive for its officers, directors, employees and consultants, authorized the exchange of all outstanding stock options issued under the Company's 1996 Stock Incentive Plan (approximately 850,000 options) for new options at an exchange rate of 80% (.80 new option in exchange for each old option). The new options' exercise prices would be 15% of the original options' prices, with a floor of $.15 per share. Option holders have been forwarded election agreements to indicate their interest in participating in the program. The bid price of the Company's common stock as traded on the OTC Bulletin Board on July 23, 1998 was $.09 per share.

Item 6.  Exhibits and Reports on Forms 8-K

    (a)  Exhibits:  None
    (b)  Reports on Form 8-K:  None

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EFTEK CORPORATION


Dated:    August 15, 1998         By:  /s/ Frank Whitmore
                                      -----------------------
                                      FRANK WHITMORE
                                      President, Chief Executive
                                      Officer, and Chairman of
                                      the Board of Directors


Dated:   August 15, 1998          By:  /s/ Gerard T. Wisla
                                      -----------------------
                                      GERARD T. WISLA
                                      Chief Financial Officer