Form 10QSB/A
period 1998-03-31
EFTEK CORP
filed 1998-11-17
CIK 846476

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-QSB/A



(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
    TO



Commission file number   33-26789-NY


                              EFTEK CORPORATION
                              -----------------
                (Name of small business issuer in its charter)


           Nevada                                    93-0996501

--------------------------------                --------------------

(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

     324 New Brooklyn Road
     Berlin, New Jersey                                08009

-----------------------------------------       ------------------
(Address of principal executive offices)             (Zip Code)

                                (609)753-4344

                               ---------------
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

FORM 10-QSB/A

                              EFTEK CORPORATION

                                   INDEX


                                                              Page(s)
                                                              ------
PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - March 31, 1998
          (Unaudited)                                            3

          Consolidated Statements of Operations
          (Unaudited) - Three Months Ended March 31, 1998
          and 1997                                               4

          Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended March 31, 1998
          and 1997                                               5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6 -7

     Item 2.  Management's Discussion and Analysis               8


PART II.  Other Information                                      9

Signature Page                                                  10

FORM 10-QSB/A           PART I - FINANCIAL INFORMATION

                Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

                               EFTEK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                  (Unaudited)

    Assets

Current Assets
Cash                                                       $   52,787
Receivables                                                    94,706
Prepaid expenses                                               38,356
                                                          -----------
    Total Current Assets                                      185,849
                                                          -----------
Property and Equipment, Net         (Note 2)                4,745,594
                                                          -----------
Other Assets
Intangible assets, net              (Note 2)                   84,592
Deposits                                                        3,900
                                                          -----------
    Total Other Assets                                         88,492
                                                          -----------
    Total Assets                                            5,019,935
                                                          ===========

    Liabilities and Shareholders' Equity

Current Liabilities
Current portion of long term debt                             205,528
Current portion of obligations under
  capital leases                                              139,561
Accounts payable and accrued
  liabilities                                                 950,851
Income taxes payable                                              750
                                                           ----------
    Total Current Liabilities                               1,296,690

Long Term Debt, Less Current Portion                          235,694

Obligations Under Capital Leases
  (Less Current Portion)                                      388,110
                                                           ----------
    Total Liabilities                                       1,920,494
                                                           ----------
Stockholders' Equity
Common stock, $.001 par; authorized
  25,000,000 shares; issued and
  outstanding 11,556,910 shares                                11,557
Additional paid in capital                                  6,946,915
Deficit                                                    (3,858,785)
                                                           ----------
                                                            3,099,687
Common stock held in treasury
  (14,434 shares), at cost                                        246
                                                           ----------
    Total Stockholders' Equity                              3,099,441
                                                           ----------
    Total Liabilities and Stockholders' Equity             $5,019,935
                                                          ===========
                See accompanying Notes to Financial Statements

FORM 10-QSB/A

                             EFTEK CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)




                                                   Three Months Ended
                                                         March 31,

                                                    1998         1997
                                                    ----         ----
Revenues          (Note 1)                       $ 383,003    $ 62,286
                                                 ---------   ---------
Cost and Expenses
Costs of revenues                                  286,609      52,813
Depreciation and amortization                      128,994       1,991
Selling, general and administrative                391,864     221,594
                                                 ---------   ---------
Total Costs and Expenses                           807,467     276,398
                                                 ---------   ---------

Loss From Operations                              (424,464)   (214,112)
                                                 ---------   ---------

Other Income (Expenses)
Miscellaneous income                                 5,000          73
Interest expense                                  ( 15,284)    ( 1,128)
Miscellaneous expense                                          (    35)
                                                 ---------   ---------
    Total Other Income (Expenses)                 ( 10,284)    ( 1,090)
                                                 ---------   ---------

Net Loss                                         $(434,748)  $(215,202)
                                                 ---------   ---------
Net Loss Per Common and Common
  Equivalent Share                               $(    .04)   $(   .02)
                                                 =========   =========
Weighted Average
 Common Shares
 Outstanding                                     11,281,980  9,540,908
                                                 ========== ==========

                See accompanying Notes to Financial Statements

FORM 10-QSB/A

                             EFTEK CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (Unaudited)


                                                1998        1997
                                                ----        ----
Cash Flows From Operating Activities
Net loss for the period                      $(434,748)  $(215,202)

Adjustments to Reconcile Net Loss To
 Net Cash Used In Operating Activities
Depreciation and amortization                  128,994       1,991

Changes In Operating Assets
  and Liabilities
(Increase) decrease in receivables            ( 29,108)     54,304
Decrease (increase) in prepaid expenses          1,678    (  1,531)
Increase in intangible assets                 (  1,314)   (    633)
Increase in accounts payable and
  accrued liabilities                          187,160       7,680
Increase in income taxes payable                   150         150
                                              --------   ---------
Net Cash Used In Operating Activities         (147,188)   (154,241)
                                              --------   ---------
Cash Flows Used In Investing Activities
Purchases of property and equipment           ( 43,191)   (573,985)
                                              --------   ---------
Cash Flows From Financing Activities
Proceeds from long term debt                                47,889
Reduction of long term debt                   ( 16,704)   ( 14,282)
Proceeds from issuances of common stock        227,868     829,925
                                              --------   ---------
Net Cash Provided By Financing Activities      211,164     863,532
                                              --------   ---------
Net Increase In Cash                            20,785     135,306

Beginning Cash                                  32,002     172,919
                                              --------   ---------
Ending Cash                                  $  52,787   $ 308,225
                                             =========   =========

                See accompanying Notes to Financial Statements

FORM 10-QSB/A

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

FORM 10-QSB/A

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


     Property and equipment consisted of the following at March 31, 1998:

         Land                                         $   338,073
         Building                                         317,081
         Building improvements                            890,795
         Equipment                                      3,447,699
         Furniture and fixtures                            22,108
                                                      -----------
                                                        5,015,756
         Less accumulated depreciation                    270,162
                                                      -----------
         Net property and equipment                   $ 4,745,594
                                                      ===========

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

FORM 10-QSB/A

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

     Cost of revenues for the three months ended March 31, 1998 increased 443% to $286,609 as compared to $52,813 in the three month period ended March 31, 1997. The increase in cost of revenues is attributable to the growth of the operations of the Company's wholly owned subsidiary, CFC, Inc.

     Depreciation and amortization costs for the three months ended March 31, 1998 increased 19,582% to $128,994 as compared to $1,991 in the three month period ended March 31, 1997. The increase is attributable to property and equipment placed in service in October 1997 relating to the operations of CFC, Inc.

     Selling, general and administrative costs for the three months ended March 31, 1998 increased 77% to $391,864 as compared to $221,594 in the three month period ended March 31, 1997. The increase in selling, general and administrative costs is attributable to payroll and related operating costs of CFC, Inc.

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

FORM 10-QSB/A



                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

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

FORM 10-QSB/A
                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, EFTEK Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EFTEK CORPORATION



Dated: November 13, 1998           By:/S/Frank Whitmore

                                      -----------------------
                                      FRANK WHITMORE
                                      President, Chief Executive
                                      Officer, and Chairman of the
                                      Board of Directors


Dated: November 13, 1998           By:/S/Gerard T. Wisla

                                      -----------------------
                                      GERARD T. WISLA
                                      Chief Financial Officer, Secretary,
                                      and Treasurer