Form 10QSB/A
period 1998-06-30
EFTEK CORP
filed 1998-11-17
CIK 846476

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               FORM 10-QSB/A



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
   30, 1998 OR

---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO      .



Commission file number   33-26789-NY


                             EFTEK CORPORATION
                             -----------------
               (Name of small business issuer in its charter)


          Nevada                                 93-0996501
-------------------------------   -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


   324 New Brooklyn Road, Berlin, NJ                08009
   ---------------------------------               -------
(Address of principal executive offices)          (Zip Code)


                                (609)753-4344
                                -------------
             (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---
Applicable only to corporate issuers:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

Common Stock, Par Value $.001                       11,556,910
-----------------------------                      ------------
       (Class)                                     (Outstanding)

Transitional small business disclosure format (check one): Yes   No X
                                                              ---  ---

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

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6 & 7

     Item 2.  Management's Discussion and Analysis               8


PART II.  Other Information                                      9

Signature Page                                                   10

FORM 10-QSB/A
                      PART I - FINANCIAL INFORMATION

             Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

                             EFTEK CORPORATION
                        CONSOLIDATED BALANCE SHEET
                               JUNE 30, 1998
                                (Unaudited)
    Assets

Current Assets
Cash                                                       $   14,794
Receivables                                                   129,236
Prepaid expenses                                               40,587
                                                          -----------
    Total Current Assets                                      184,617
                                                          -----------
Property and Equipment, Net         (Note 2)                4,764,378
                                                          -----------
Other Assets
Intangible assets, net              (Note 2)                   83,823
Deposits                                                        3,900
                                                          -----------
    Total Other Assets                                         87,723
                                                          -----------
    Total Assets                                            4,946,718
                                                          ===========

    Liabilities and Shareholders' Equity

Current Liabilities
Current portion of long term debt                             215,528
Current portion of obligations
  under capital leases                                        139,561
Accounts payable and accrued
  liabilities                                               1,137,578
Income taxes payable                                              750
                                                           ----------
    Total Current Liabilities                               1,493,417

Long Term Debt, Less Current Portion                          234,797

Obligations Under Capital Leases,
  Less Current Portion                                        353,531
                                                           ----------
    Total Liabilities                                       2,081,745
                                                           ----------
Stockholders' Equity
Common stock, $.001 par; authorized
  25,000,000 shares; issued and
  outstanding 11,556,910 shares                                11,557
Additional paid in capital                                  6,946,915
Deficit                                                    (4,093,253)
                                                           ----------
                                                            2,865,219
Common stock held in treasury
  (14,434 shares), at cost                                  (     246)
                                                           ----------
    Total Stockholders' Equity                              2,864,973
                                                           ----------
    Total Liabilities and Stockholders'
      Equity                                               $4,946,718
                                                          ===========

               See accompanying Notes to Financial Statements.

FORM 10-QSB/A

                             EFTEK CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                ------------------    ----------------
                                1998       1997       1998      1997
                               ------     ------     ------    ------
Revenues            (Note 2) $ 443,375  $   8,831 $   826,378  $ 71,117
                             ---------  --------- ----------- ---------

Costs and Expenses
Costs of revenues              171,622     44,158     458,231    96,971
Depreciation and
  amortization                 128,994      1,991     257,988     3,982
Selling, general and
  administrative               362,009    203,063     753,873   424,657
                             ---------  --------- ----------- ---------
Total Costs and Expenses       662,625    249,212   1,470,092   525,610
                             ---------  --------- ----------- ---------

Loss From Operations          (219,250)  (240,381) (  643,714) (454,493)
                             ---------  --------- ----------- ---------

Other Income (Expenses)
Miscellaneous income                        5,772       5,000     5,845
Interest expense              ( 15,218)  ( 25,709) (   30,502) ( 26,837)
Miscellaneous expense                    (  3,746)             (  3,781)
                             ---------  --------- ----------- ---------
     Total Other Income
      (Expenses)              ( 15,218)  ( 23,683) (   25,502) ( 24,773)
                             ---------  --------- ----------- ---------

Net Loss                     $(234,468) $(264,064) $( 669,216)$(479,266)
                             ---------  --------- ----------- ---------
Net Loss Per Common
  and Common
  Equivalent Share  (Note 2) $(    .02) $(    .03) $(     .06)$(    .05)
                             =========  =========  ========== =========

Weighted Average Common
 Shares Outstanding         10,829,155 10,038,629  11,420,205 9,564,050
                            ========== ==========  ========== =========


               See accompanying Notes to Financial Statements.

FORM 10-QSB/A

                               EFTEK CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)


                                                  1998        1997
                                                  ----        ----
Cash Flows From Operating Activities
Net loss for the period                      $(669,216)  $( 479,266)

Adjustments to Reconcile Net Loss To
 Net Cash Used In Operating Activities
Depreciation and amortization                  257,988        3,982

Changes In Operating Assets
  and Liabilities
(Increase) decrease in receivables            ( 63,638)      80,318
Increase in prepaid expenses                  (    553)   (   5,418)
Increase in intangible assets                 (  1,313)   (   2,634)
Increase in accounts
  payable and accrued liabilities              373,887       70,555
Increase in income taxes payable                   150
                                             ---------   ----------
Net Cash Used In Operating Activities         (102,695)   ( 334,587)
                                             ---------   ----------
Cash Flows Used In Investing Activities
Purchases of equipment                        (100,201)  (1,313,075)
                                            ----------   ----------
Cash Flows From Financing Activities
Proceeds from long term debt, net               10,000       21,129
Reduction of long term debt                   ( 52,180)
Proceeds from issuances of common stock        227,868    1,846,259
                                            ----------    ---------
Net Cash Provided By Financing Activities      185,688    1,867,388
                                            ----------    ---------
Net (Decrease) Increase In Cash               ( 17,208)     219,726

Beginning Cash                                  32,002      172,919
                                            ----------    ---------
Ending Cash                                  $  14,794     $392,645
                                            ==========  ===========

               See accompanying Notes to Financial Statements.

FORM 10-QSB/A

                            EFTEK CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   Description of Business

     EFTEK Corporation (the Company), incorporated in the state of Nevada, is engaged in processing mixed cullet (broken glass) into a recycled, uncontaminated product (known as "glass flour") for use in the fiberglass manufacturing industry. The Company also develops and sells various fire retardant chemicals.

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

     Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

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

     Property and equipment consisted of the following at June 30, 1998:

         Land                                         $   338,073
         Building                                         317,081
         Building improvements                            891,784
         Equipment                                      3,503,180
         Furniture and fixtures                            22,648
                                                      -----------
                                                        5,072,766
          Less accumulated depreciation and
           amortization                                   398,388
                                                      -----------
         Net property and equipment                   $ 4,674,378
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

FORM 10-QSB/A

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed below for the six months ended June 30, 1998 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Revenue for the six months ended June 30, 1998 increased 1162% to $826,378 as compared to $71,117 in the six-month period ended June 30, 1997. The increase in revenues is attributable to the growth of the operations of the Company's wholly owned subsidiary, CFC, Inc.

Cost of revenues for the six months ended June 30, 1998 increased 473% to $458,231 as compared to $96,971 in the six-month period ended June
30, 1997. The increase in cost of revenues is attributable to the growth of the operations of the Company's wholly owned subsidiary, CFC, Inc.

Depreciation and amortization costs for the six months ended June 30, 1998 increased 6,479% to $257,988 as compared to $3,982 in the six month period ended June 30, 1997. The increase is attributable to property and equipment placed in service in October 1997 relating to the operations of CFC, Inc.

Selling, general and administrative costs for the six months ended June 30, 1998 increased 78% to $753,873 as compared to $424,657 in the six month period ended June 30, 1997. The increase in selling, general and administrative costs is attributable to payroll and related operating costs of CFC, Inc.

Other income (expenses) for the six months ended June 30, 1998 was an expense of $25,502 as compared to an expense of $24,773 for the six month period ended June 30, 1997.

Net loss for the six months ended June 30, 1998 increased 40% to $668,216 as compared to $479,266 in the six-month period ended June 30, 1997.

FORM 10-QSB/A
                            EFTEK CORPORATION


                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no additional material legal actions proceeding or litigation pending or threatened to the knowledge of the Company other than those other than those set forth in previous filings.

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

          Exhibits:  None
          Reports on Form 8-K:  None

FORM 10-QSB/A

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EFTEK CORPORATION



Dated:    November 13, 1998       By:  /s/ Frank Whitmore

                                      -------------------------
                                      FRANK WHITMORE
                                      President, Chief Executive
                                      Officer, and Chairman of the
                                      Board of Directors


Dated:   November 13, 1998        By:  /s/ Gerard T. Wisla

                                      -------------------------
                                      GERALD T. WISLA
                                      Chief Financial Officer,
                                      Secretary, and Treasurer