Form 10QSB
period 1998-09-30
EFTEK CORP
filed 1998-11-17
CIK 846476

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
   1998 OR

---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          TO


Commission file number   33-26789-NY

                              EFTEK CORPORATION
                              -----------------
                (Name of small business issuer in its charter)

           Nevada                                 93-0996501
           ------                                 ----------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

 324 New Brooklyn Road, West Berlin, NJ            08009
 -----------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

                              (609)767-2300
                              -------------
           (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section  13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12  months (or for such shorter period that the registrant was  required  to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                                               ---    ---
Applicable only to corporate issuers:

The number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1998.

Common Stock, Par Value $.001                  11,699,767
-----------------------------                  ----------
         (Class)                              (Outstanding)

Transitional small business disclosure format (check one): Yes    No  X
                                                              ---    ---

FORM 10-QSB

                             EFTEK CORPORATION

                                  INDEX



                                                              Page(s)

PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 1998
          (Unaudited)                                            3

          Consolidated Statements of Operations
          (Unaudited) - Nine Months and Three Months
          Ended September 30, 1998 and 1997                      4

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended September 30, 1998
          and 1997                                               5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6 & 7

     Item 2.  Management's Discussion and Analysis             8 & 9


PART II.  Other Information                                      10

Signature Page                                                   11

FORM 10-QSB
                      PART I - FINANCIAL INFORMATION
              Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

                             EFTEK CORPORATION
                        CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 1998
                                (Unaudited)
    Assets
Current Assets:
 Cash                                                     $    15,265
 Receivables                                                  156,347
 Prepaid expenses                                              40,587
                                                          -----------
    Total Current Assets                                      212,199
                                                          -----------
Property and Equipment, Net         (Note 2)                4,623,277
                                                          -----------
Other Assets
 Intangible assets, net              (Note 2)                  83,054
D eposits                                                       3,900
                                                          -----------
    Total Other Assets                                         86,954
                                                          -----------
    Total Assets                                            4,922,430
                                                          ===========
    Liabilities and Stockholders' Equity
Current Liabilities:
 Current portion of long term debt                            215,528
 Current portion of obligations
   under capital leases                                       139,561
 Accounts payable and accrued
   liabilities                                              1,299,832
 Income taxes payable                                             750
                                                          -----------
    Total Current Liabilities                               1,655,671
Long Term Debt, Less Current Portion                          255,981
Obligations Under Capital Leases,
  Less Current Portion                                       (380,206)
                                                          -----------
    Total Liabilities                                       2,291,858
                                                          -----------
Stockholders' Equity:
 Common stock, $.001 par; authorized
   25,000,000 shares; issued and
   outstanding 11,699,767 shares                               11,700
 Additional paid in capital                                 6,971,772
 Deficit                                                   (4,352,654)
                                                          -----------
                                                            2,630,818
 Common stock held in treasury
   (14,434 shares), at cost                                (      246)
                                                          -----------
    Total Stockholders' Equity                              2,630,572
                                                          -----------
    Total Liabilities and Stockholders' Equity            $ 4,922,430
                                                          ===========
                      See Accompanying Notes to Financials.

FORM 10-QSB

                               EFTEK CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                             Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                             ------------------    -----------------
                              1998       1997       1998       1997
                              ----       ----       ----       ----
Revenues          (Note 2) $ 379,406  $  87,077 $ 1,205,784 $ 158,194
                           ---------  --------- ----------- ---------
Costs and Expenses
  Costs of revenue            81,419     46,350     539,650   143,321
  Depreciation and
    amortization             129,316      1,991     387,304     5,973
  Selling, general and
    administrative           401,550    312,447   1,155,423   740,885
                           ---------  --------- ----------- ---------
Total Costs and Expenses     612,285    360,788   2,082,377   890,179
                           ---------  --------- ----------- ---------

Loss From Operations        (232,879)  (273,711) (  876,593) (731,985)
                           ---------  --------- ----------- ---------
Other Income (Expenses)
  Miscellaneous income         4,341        398       9,341     6,243
  Interest expense          ( 30,863)  ( 16,710) (   61,365) ( 43,547)
                           ---------  --------- ----------- ---------
     Total Other Income
      (Expenses)            ( 26,522)  ( 16,312) (   52,024) ( 37,304)
                           ---------  --------- ----------- ---------
Net Loss                   $(259,401) $(290,023)$(  928,617)$(769,289)
                           ---------  --------- ----------- ---------
Net Loss Per Common
  and Common
  Equivalent Share (Note 2) $(   .02) $(    .03)$(      .08)$(    .08)
                           =========  ========= =========== =========

Weighted Average Common
 and Common Equivalent
 Shares Outstanding       11,598,835 10,772,012  11,480,403 9,937,349
                          ========== ========== =========== =========

FORM 10-QSB

                             EFTEK CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)

                                               1998          1997
                                               ----          ----
Cash Flows From Operating Activities:
  Net loss for the period                      $(928,617)  $(  769,289)
  Adjustments to Reconcile Net Loss To
    Net Cash Used In Operating Activities
    Depreciation and amortization                387,304         5,973

Changes In Operating Assets and Liabilities
    (Increase) decrease in receivables          ( 90,749)       10,574
    Increase in inventory                                     (  2,324)
    Increase in prepaid expenses                (    553)   (    7,918)
    Increase in intangible assets               (  1,312)   (    7,693)
    Increase in accounts payable and
      accrued liabilities                        561,666       235,070
                                               ---------     ---------
  Net Cash Used In Operating Activities         ( 72,261)   (  535,607)
                                               ---------     ---------
  Cash Flows Used In Investing Activities
    Purchases of equipment                      (178,023)   (1,695,450)
                                               ---------     ---------
  Cash Flows From Financing Activities
    Proceeds from long term debt, net              5,679       246,915
    Proceeds from issuances of common stock      227,868     1,842,174
                                               ---------     ---------
Net Cash Provided By Financing Activities        233,547     2,089,089
                                               ---------     ---------
Net Decrease In Cash                            ( 16,737)   (  141,968)

Beginning Cash                                    32,002       172,919
                                               ---------     ---------
Ending Cash                                    $  15,265   $    30,951
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

     Basis of Presentation

     The financial statements for the three months and nine months ended September 30, 1998 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at September 30, 1998 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

     Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results for the year ending
December 31, 1998.

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

     Property and equipment consisted of the following at September
30, 1998:

         Land                                         $   338,073
         Building                                         317,081
         Building improvements                            892,784
         Equipment                                      3,580,002
         Furniture and fixtures                            22,648
                                                      -----------
                                                        5,150,588
          Less accumulated depreciation and
           amortization                                   527,311
                                                      -----------
         Net property and equipment                   $ 4,623,277
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

FORM 10-QSB

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth and discussed below for the three months and nine months ended September 30, 1998 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

     RESULTS OF OPERATIONS

     Effective October 1, 1997, CFC, Inc., a subsidiary of the Company officially began production of GlassFlour. Accordingly, growth in revenues and expenses for the three months and nine months ended are directly a result of the emergence of the subsidiary from its development stage.

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue for the three months ended September 30, 1998 increased $292,329 (336%) over the three months ended September 30, 1997. This increase is attributed to the commencement of operations of the GlassFlour product.

     Costs of revenues increased $35,069 (76%) over the previous year's three months, as the principal costs related to the production of GlassFlour, waste removal, freight and labor increased.

     Depreciation and amortization costs (non cash items) were $129,316 for the three months ended September 30, 1998 as compared to $1,991 for the three months ended September 30, 1997. The increase is attributable to the property and equipment placed in service in October 1997 relating to the operations of CFC, Inc.

     Selling, General and Administrative costs increased $89,103
(29%) over the previous year's three months and are a direct result of the operations that commenced in October 1997 as well as new costs relating to the development of the Company's expansion program (see below).

     Net loss for the three months increased $163,378 (56%) over the previous year's three months principally due to the operations of CFC, Inc. that commenced in October of 1997. However, subtracting the non-cash items of depreciation and amortization costs of $129,316 would result in a loss of operations of only $103,563. As a subsequent event, the Registrant has been advised that one its end users has increased production demand.

    NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue for the nine months ended September 30, 1998 increased $1,047,590 (662%) over the nine months ended September 30, 1997. The increase is directly attributable to the Company's CFC, Inc.
operations which commenced October 1, 1997.

     Costs of revenues, comprised principally of labor, freight and waste removal, increased $396,329 (276%) compared to 1997. The increase is directly attributable to the sale of CFC's GlassFlour product, which began in October, 1997.

     Depreciation and amortization costs (non-cash items) were $387,304 for the nine months ended September 30, 1998 as compared to $5,973 for the nine months ended September 30, 1997. The increase is attributable to the property and equipment placed in service in October 1997 relating to the operations of CFC, Inc.

     Selling, General and Administrative expenses increased $414,538 (56%) compared to 1997. The increase includes the operating costs of the CFC, Inc. processing facility as well as new costs relating to the development of the Company's expansion program (see below).

     Net loss for the nine months increased $159,328 (83%) over the previous year's nine months principally due to the operations of CFC, Inc. that commenced in October, 1997. However, subtracting the non-cash items of depreciation and amortization costs of $387,304 would result in a loss of operations of $489,289.

     Expansion Program

     The Company has completed its initial due diligence relating to it's proposed expansion program. Due to customer demand (including commitments to purchase up to 100% of a 120,000-ton capacity processing facility), northern California has been selected as the first expansion location. Management is currently pursuing various financing options. Preliminary interest has been strong, and although there is no assurance, the Company believes that funding arrangements will be secured in the near future. The funding arrangements are anticipated to include a provision for the injection of sufficient working capital into the Berlin, New Jersey facility to ease its cash flow difficulties which have developed due to insufficient capitalization during its development phase.

FORM 10-QSB


                             EFTEK CORPORATION


                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no additional material legal actions proceeding or litigation pending or threatened to the knowledge of the Company other than set forth in previous submissions.

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


                                       EFTEK CORPORATION



Dated: November 13, 1998          By: /s/Frank Whitmore
                                     ------------------------
                                      FRANK WHITMORE
                                      President, Chief Executive
                                      Officer, and Chairman of the
                                      Board of Directors


Dated: November 13, 1998          By: /s/Gerard T. Wisla
                                     ------------------------
                                      GERARD T. WISLA
                                      Chief Financial Officer,
                                      Secretary, Treasurer and Director