Form 10KSB
period 1998-12-31
EFTEK CORP
filed 1999-11-16
CIK 846476

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-KSB

        Annual report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes:      No:  X

State issuer's revenues for its most recent fiscal year:  $1,587,049

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 1999 was approximately $1,080,000 based on the average high and low bid prices for such common stock as reported on the O-T-C Bulletin Board.

The number of shares of Common Stock outstanding as of November 9, 1999 was 11,974,772. The number of Class A Redeemable Common Stock Purchase
Warrants outstanding as of November 9, 1999 was 65,412. The number of Class B Redeemable Common Stock Purchase Warrants outstanding as of November 9, 1999 was 82,824.

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

GENERAL

After several years of research and development, the Company has developed an advanced operational system that utilizes recycled broken glass (known as cullet), that is usually only suitable for landfills, to produce an end product that the Company has named "Glassflour", a furnace-ready raw material for fiberglass insulation and potentially suitable for glass container manufacturers.

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

So far, ceramics have been removed from cullet for the most part manually. This method is not only unreasonably expensive, but highly ineffective as well. While non-transparent ceramic pieces (still only the larger ones) can be removed this way, fragments of ceramics, which look very similar to glass, go undetected and cause an unacceptably high level of cullet contamination. The Company believes it has resolved this problem in a combination of proprietary operations and processes.

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

The Company's program for processing 3 mix cullet consists of machinery that removes organics, paper, plastic, ceramics and other contaminants.
The process begins with receipt of cullet from recyclers and other material recovery facilities (MRF). The raw material is then dumped into a trommeling system for precleaning. During the next phase of production, the product is drawn down a conveyor and sent through a wash cycle where the washer floats out any light plastics and non-ferrous metals such as aluminum. The product is then sent to a dryer.

Following the drying process non-transparent contaminants such as opaque ceramics, stones, rocks, etc. are removed. The product then goes through
a metal detector which takes out all remaining metals.   The final step of
the process is to size the cullet to the customer's satisfaction. The finished product is loaded in trucks and rail for delivery to customers.
The removed contaminants are typically a small percentage of the total. All materials separated from the cullet will be disposed of in the most economical acceptable manner.

The successful qualification process has led to the recognition of the high quality and economic advantages of Glassflour as a raw material in the manufacturing of fiberglass insulation. As a result, the Company has also received commitments by its customers for certain minimum/maximum demand levels for its product should additional processing plants be developed at various locations in close proximity to other insulation manufacturing facilities. Commitments have been received for the purchase of up to 80% of the anticipated 100,000 ton, two-shift capacity, of a proposed processing facility in northern California near Sacramento.

The Company has identified a suitable plan site, negotiated a favorable lease agreement, received preliminary approval for both taxable and tax-free bond financing from the California Pollution Control Financing
Authority, pending completion of certain requirements and is currently seeking a capital infusion for working capital. Possession of the property can be as early as November 1999, with installation of the processing line started shortly thereafter. The product qualification process and start up phase could commence within six months of the start of installation.

INCOME FROM RAW MATERIAL ACCEPTANCE

What the Company believes is unique to the recycling industry, various waste removers, haulers and other recycling companies pay landfills or other environmentally acceptable depositories tipping fees for the disposal of unusable mixed cullet, which can range from $0 to $10 per ton on the average, depending upon location, availability and degree of contamination.

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

One of the major challenges facing the Company is how to finance these new plants with preserving a majority of the Company. Equity financing (sale of stock) is a reduced option because of the relatively low stock price. A substantial amount of debt is unattractive if in fact the profit potential is reduced because of the high interest payments. That is why the Company is working with states such as California to provide economic development bonds or other grants or programs that will reduce the interest rate and/or contribute to the profit of the Company. There is no assurance that such efforts will be successful. The Company has already announced that it had a Letter of Intent from a financial institution to obtain a Direct Pay
Letter of Credit which was one of the prerequisites for funding by the State of California. However, efforts to obtain such Direct Pay Letter of Credit have not yet been consummated and there is not assurance that it will ever be consummated. In the meantime, the Company is pursuing alternative sources.

RISKS AND UNCERTAINTIES

Although the Company's proposed plans have a high upside potential, share-holders are cautioned that there are also substantial risks including, but not limited to, the following: 1) Requirements for acceptance of the Company's Glassflour by the proposed end users may be too restrictive to economically satisfy; 2) New technologies may be developed to satisfy end users' requirements; 3) Raw mixed cullet may become too scarce affecting availability, or too abundant, reducing or eliminating tipping fees; 4) Government regulations may either change or be interpreted differently; 5) The Company could encounter higher operational costs or delays; 6) or other unforeseen circumstances could arise to adversely affect the Company's operations.

FIRE DOCTOR, INC.

In April 1996, the Company acquired 100% of the stock of Fire Doctor, Inc. ("Fire Doctor"). After the reorganization, Fire Doctor became a wholly owned subsidiary of EFTEK.

Fire Doctor developed and markets a proprietary chemical formula designed to retard the spread of flame. Fire Doctor has been in business for approximately four years, three years of which it devoted to developing a product line of fire retardant chemicals. Their main product, Fire Barrier II, was recognized under the Component Recognition Program of Underwriters Laboratories, Inc. until its registration period expired in 1999.

Fire Doctor has submitted the product for testing to various independent testing organizations which results have shown that use of the product is an effective treatment on natural and most synthetic fibers as well as natural wood and is non-toxic and a non-irritant. During 1997, Fire Doctor sold several tanker loads of Fire Barrier II as a "value added" product which was included in Majic Kidproof Fire Retardant Wall Paint which is manufactured and marketed by Yenkin-Majestic Paint Corporation. However, to date, despite substantial marketing efforts, Fire Doctor has still not experienced substantial sales due to what it believes to be limited capital and long lead times. As a result, EFTEK Corp. has ceased funding the Fire Doctor operations and is actively seeking a buyer for the subsidiary.

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

Fire Doctor, Inc., a subsidiary of the Company, utilized office space at Plaza 1000, Suite 309, Voorhees, New Jersey 08043 until its operations were suspended.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1998, there were no material actions, proceedings or litigations pending at that time, or to the knowledge of the Company, threatened, to which the property of the Company was subject, or to which the Company was a party that have not otherwise been settled or in the final stages of settlement, except for the following matters. A suit by C&D Marketing for "finder's fees" for some clients which the Company has done business with. The Company contests such fees and believes that the claim is without merit. A non-binding arbitration was conducted by former counsel to the Company in which there was a finding against the Company with respect to liability only. However, EFTEK has appealed the arbitration award and the matter should go to trial during the course of the next six months. In addition, Celia Pringle has filed a lawsuit for failure to timely remove a restrictive legend from her stock so she could sell her stock at a higher value. The Company believes that the claim has no merit. Counsel for the Company has obtained an Order Dismissing the Complaint for Plaintiff's failure to answer interrogatories. In the event that interrogatories are not answered in the next sixty days by Plaintiff, the Company will move to dismiss the Complaint with prejudice.

As a subsequent event, the following suits were filed against the Company:
BFI Waste, Inc. v. CFC, Inc. is a litigation matter that arises out the alleged goods or services provided by BFI Waste, Inc. to CFC, Inc. BFI contends that CFC failed to tender payment for cullet. However, the Company has filed a counterclaim in which the Company states that the cullet provided was not in accordance with the contract between the parties alleging damages well in excess of any monies due and owning BFI Waste, Inc. The most recent suit filed against EFTEK Corp. was by Frank Pringle, former Chief Executive Officer of EFTEK Corp. Mr. Pringle alleges a breach of employment contract and demands compensatory and punitive damages. EFTEK Corp. denies liability for the causes of action set forth in the Complaint and specifically contends that Frank Pringle failed to perform the tasks required of him.

The Company has been sued by several vendors resulting in judgments for amounts less that $100,000. The Company is in the process of negotiating settlements with these vendors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters put to a vote of the security holders during the fourth quarter of fiscal 1998. However, the Company's 1997-1998 Annual Shareholder's Meeting was held on January 22, 1998, at which time three matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the following: 1) Appointment of
Directors: Frank Whitmore, Thomas L. Brandt, Oleg Batratchenko, Kevin J. Coffey, Esquire, Gerard T. Wisla and Michael L. Newsom; 2) Baratz & Associates, P.A., as the Company's independent auditors for fiscal year 1997 and fiscal year
1998; 3)Adoption of an Amendment to the 1996 Stock Incentive Plan which increased the plan by 400,000 shares. The proxy tabulation was as follows:
8,016.908, 8,022,990 and 7,924,220, respectively.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted in the Over-The-Counter market on the OTC Bulletin Board under the trading symbol "EFTX". The following table indicates the high and low bid prices of the Common Stock from January 1996 to September 30, 1999 for the quarterly periods ended on the dates set forth (reflecting the Company's common stock 1 for 17 reverse stock split in August, 1994 and a 1 for 3 reverse stock split in May, 1997).

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
  December 31                            1 7/16              5/8

  1998
  March 31                               5/8                 5/16
  June 30                                1/2                 1/16
  September 30                           9/32                1/16
  December 31                            1/3                 1/8

  1999
  March 31                               3/8                 3/17
  June 30                                1/4                 1/7
  September 30                           5/16                3/32

As of November 9, 1999, the high and low bid quotations for the Company's Common Stock were $.16 and $.12.

No price is currently available for the redeemable warrants which have been restructured so that each warrant (after the 1 for 17 reverse stock split and a 1 for 3 reverse stock split) permits the warrant holder to purchase 6 shares of the Registrant's common stock at an exercise price of $2.00 per share, with an extended expiration date for the warrants of December 31, 1999.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT
---------------------
When used in this Report on Form 10-KSB and in other public statements, both oral and written, by the Company and Company officers, the words "estimates," "project," "intend," "believe," "anticipate," and similar expressions, are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: 1) the Company's success in attacting new business; 2) the size, duration and timing of orders of Glassflour; 3) the termination, delay or cancellation of orders of Glassflour; 4) the competition in the industry in which the Company competes; 5) the Company's ability to obtain financing on satisfactory terms; 6) the sensitivity of the Company's business to general economic conditions; 7) efficiency of production lines; 8) availability and economic feasibility of receiving mixed cullet; and 10) other economic, competitive, governmental and technological factors affecting the Company's
operations, markets, products, services and prices.   The Company
undertakes no obligations to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
----------------------
Year Ended December 31, 1998 Compared with Year Ended December 31, 1997
-----------------------------------------------------------------------
Revenue for the year ended December 31, 1998 increased 358% to $1,587,049 as compared to $443,727 for the year ended December 31, 1997. The increase in revenues is attributable to the completion of the first full year of operations of the Company's wholly owned subsidiary, CFC, Inc.

Cost of revenues for the year ended December 31, 1998 increased 144% to $605,961 as compared to $419,959 for the year ended December 31, 1997. The increase in cost of revenues is attributable to the increased production and operations of the Company's wholly owned subsidiary, CFC, Inc.

Selling, general and administrative costs for the year ended December 31, 1998 increased 111% to $1,678,587 as compared to $1,516,503 for the year ended December 31, 1997. The increase in selling, general and administrative costs is attributable to payroll and related operating costs of CFC, Inc.

Other income (expenses) for the year ended December 31, 1998 increased 182% to $104,720 as compared to $57,525 for the year ended December 31, 1997. The increase in other income (expenses) is principally attributable to interest expense of $124,574.

Net loss for the year ended December 31, 1998 decreased to $1,328,475 compared to $1,688,580 for the year ended December 31, 1997, due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
The Company's primary source of funds was the sale of in excess of 35,000 tons of Glassflour during 1998.

Additionally, certain shareholders and key employees have loaned the Company in excess of $235,000 since 1996. Key management employees, including the Company President, Chief Financial Officer and Vice President of Operations have deferred the receipt of compensation and expense reimbursements aggregating in excess of $350,000 since mid 1997. Finally, a loan facility secured by accounts receivable has provided approximately $90,000 of working capital.

As a subsequent event, certain customers have increased their demand for Glassflour and are anticipated to do so throughout 1999. The Company believes that CFC is meeting its customers' requirements and should continue to improve its operating results as demand levels rise and efficiencies improve.

The successful qualification process has led to the recognition of the high quality and economic advantages of Glassflour as a raw material in the manufacturing of fiberglass insulation. As a result, the Company has also received commitments by its customers for certain minimum/maximum demand levels for its product should additional processing plants be developed at various locations in close proximity to other insulation manufacturing facilities. Commitments have been received for the purchase of up to 80% of the anticipated 100,000 ton, two-shift capacity, of a proposed processing facility in northern California near Sacramento.

The Company has identified a suitable plan site, negotiated a favorable lease agreement, received preliminary approval for both taxable and tax-free bond financing from the California Pollution Control Financing
Authority, pending completion of certain requirements and is currently seeking a capital infusion for working capital.

One of the major challenges facing the Company is how to finance these new plants with preserving a majority of the Company. Equity financing (sale of stock) is a reduced option because of the relatively low stock price. A substantial amount of debt is unattractive if in fact the profit potential is reduced because of the high interest payments. That is why the Company is working with states such as California to provide economic development bonds or other grants or programs that will reduce the interest rate and/or contribute to the profit of the Company. There is no assurance that such efforts will be successful. The Company has already announced that it had a Letter of Intent from a financial institution to obtain a Direct Pay
Letter of Credit which was one of the prerequisites for funding by the State of California. However, efforts to obtain such Direct Pay Letter of Credit have not yet been consummated and there is not assurance that it will ever be consummated. In the meantime, the Company is pursuing alternative sources.

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

On September 3, 1998, the Company negotiated a settlement of $25,000 debt to Ray Mackay, in exchange for 142,857 shares of common stock.

As a subsequent event, on October 12, 1999, the Company sold 250,000 shares of its common stock in a Private Placement to investors for net proceeds of $25,000.

As another subsequent event, the Company negotiated a debt settlement with ABM Electric for 25,000 shares of common stock issued for $3,750 in debt foregiveness.

Year 2000 Compliance
--------------------
All research indicates that the Company's exposure to this problem will be minimal. The Company's computers, local area network servers, software and phone system have all been purchased within the last three years. The manufacturers of the Company's systems have provided, or are on track to provide updates by the end of 1999, if needed.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's financial statements are presented under Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

The following are the Officers and Directors of the Company as of March 26, 1999:

Name                          Age       Position Held with Company
------                        -----      ----------------------------
Frank Whitmore                63        President, Chief Executive
                                        Officer, Director
Kevin J. Coffey, Esq.(4)      42        Director
Thomas L. Brandt              44        Director
Gerard T. Wisla(1)            42        Secretary, Chief Financial
                                        Officer,Director
Oleg Batratchenko (5)         33        Director
Michael L. Newsom(2)          49        Director
Benjamin Steiner(3)           57        President of Fire Doctor, Inc.
______________________________



1 Appointed a Director on March 19, 1997 and Chief Financial Officer on May 22, 1997*.
2 Director Pro-tem appointed a Director by the Board of Directors on December 11, 1997 and by Shareholders' vote at the Annual Shareholders' Meeting held on January 22, 1998.
3 Appointed May 22, 1997 as President of Fire Doctor, Inc.  Inactive in
1999.
4 Inactive in 1999
5 Inactive in 1999

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

GERARD WISLA, Secretary, Treasurer, Chief Financial Officer and Director of the Registrant is a Certified Public Accountant and a principal partner of Wisla & Cohen Certified Public Accountants for the last ten years. Mr. Wisla was previously a shareholder and Director of Quality Control for a large regional accounting firm. In addition to his extensive financial, tax, and business consulting background, his experience includes presentations at continuing education seminars and articles published in various newsletters. Mr. Wisla is a graduate of Drexel University. He is a member of various local and national professional organizations. Mr. Wisla is a past Board member of an alumni association at Drexel University and currently serves as Treasurer and Chairman of the Finance Committee of a local non-profit organization.

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

MICHAEL L. NEWSOM, Director, is the owner of his own consulting company. From 1981 through 1998, he held various management positions with Anchor Glass Container Corp., including Director of Environmental Affairs and Director of Glass Engineering. From 1973 to 1980, he was involved in various technical supervisory activities with Libby Owens Ford Glass Company. He has authored publications carried in the glass industry magazines concerning various environmental issues. His areas of expertise involving the glass industry relate to glass melting operations, raw material selection, environmental auditing, emissions reduction, statistical and economic analysis and development of corporate environmental policy and operating procedures. Mr. Newsom graduated in 1972 from the University of Toledo with a B.S. degree in Chemical Engineering and in 1979 received his MBA, also from the University of Toledo.

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


ITEM 10.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

               Annual Compensation         Long Term Compensation
               --------------------       ------------------------
                                      Awards              Payouts
                                      ------             ---------
(a)Name and    (b)  (c)    (f)Restricted (g)Securities  (h)     (i)
Principal                     Stock       Underlying       LTIP    All
Other
Position       Year Salary   Awards($)   Option/SARs(#)
Payouts($)Compensation
- -----------    ---- ------   ---------  -------------- ----------
------------
Frank Whitmore,1998 $100,000** 0              0           0        0
President (1)  1997 $ 50,000** 0              0           0        0
               1996 $ 50,000*  0              0           0        0

Gerard T.
Wisla, CFO(2)  1998 $ 37,000** 0              0           0        0
               1997 $ 12,000** 0              0           0        0


* $41,667 was paid to the President and $8,333 is accrued salary to be paid at a later date.

** All of which is accrued and to be paid at a later date.

(1) Frank Whitmore, the current President of the Company, agreed to receive $50,000 annual salary and 133,334 stock options, (106,934 of which are already vested and an additional 26,400 options to be vested each year thereafter as long as he is still employed by the Company). However, effective on January 1, 1998, the Company entered into an Employment Agreement with Mr. Whitmore with a salary of $100,000. Mr. Whitmore also received 2,000 stock options for Director compensation for 1995. On October 31, 1997,
Mr. Whitmore was granted 266,667 stock options at the exercise price of $.15 per share and an additional 80,000 stock options on January 22, 1998 for $.15 per share.

(2) Gerard T. Wisla, the current Chief Financial Officer of the Company, agreed to receive $24,000 annual salary through June, 1998, and $48,000 per year thereafter. On March 1, 1996, prior to Mr. Wisla being appointed an officer or director, Mr. Wisla was granted 3,334 stock options at the exercise price of $.279 for past services rendered to the Registrant. In addition, after being named as a director, Mr. Wisla was granted 2,000 stock options at the exercise price of $.5625. However, when Mr. Wisla was appointed Secretary, and subsequently Chief Financial Officer, those options were terminated. In addition, on October 31, 1997, he was granted 20,000 options at the exercise price of $.15 for services and on January 22, 1998, 20,000 stock options at the exercise price of $.15 as an employee.

All of the above stock options and exercise prices reflect the 1 for 3 reverse stock split that occurred on May 22, 1997 as well as a recasting of stock options that occurred on July 23, 1998 wherein the Board of Directors in order to provide continuing incentive for its officers, directors, employees and consultants, authorized the exchange of all outstanding stock options issued uner the Company's 1996 Stock Incentive Plan (approximately 850,000 options) for new options at an exchange rate of 80% (.80 new option in exchange for each old option). The new option exercise prices would be 15% of the original option exercise prices, with a floor of $.15 per share. Option holders were forwarded election agreements and all option holders elected to participate in the program. The bid price of the Company's common stock as traded on the OTC Bulletin Board on July 23, 1998 was $.09 per share.

See Item 11. footnotes for stock option grants to other Directors and Officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RECORD AND BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK

(A)(B) The following table sets forth certain information with regard to the record and beneficial ownership of the Company's common stock as of March 31, 1998 by (i) each shareholder owner of record or beneficially 5% or more of the Company's common stock (ii) each Director individually and
(iii) all Officers and Directors of the Company as a group. All numbers have been adjusted for the 1 for 17 reverse stock split, which occurred August 22, 1994 and the 1 for 3 reverse stock split that occurred on May
22, 1997 as well as a recasting of options that occurred on July 23, 1998. The Board of Directors in order to provide continuing incentive for its officers, directors, employees and consultants, authorized the exchange of all outstanding stock options issued uner the Company's 1996 Stock Incentive Plan (approximately 850,000 options) for new options at an exchange rate of 80% (.80 new option in exchange for each old option). The new option exercise prices would be 15% of the original option exercise prices, with a floor of $.15 per share. Option holders were forwarded election agreements and all option holders elected to participate in the program. The bid price of the Company's common stock as traded on the OTC Bulletin Board on July 23, 1998 was $.09 per share.

TITLE OF       NAME AND ADDRESS
PERCENT
 CLASS         OF BENEFICIAL OWNER                   SHARES OWNED    OF
CLASS
-
-----------------------------------------------------------------------------
Common           Frank Whitmore                        423,810(1)     3.54%
                 324 New Brooklyn Road
                 Berlin, New Jersey 08009

Common           Frank G. Pringle
                 Creditors' Trust                    1,050,826(2)     8.78%
                 8 Tallowood Drive
                 Medford, NJ 08055

Common           Kevin J. Coffey, Esq.                116,085(3)     .97%
                 153 Lost Lake
                 Marlton, NJ 08053

Common           Thomas L. Brandt                     15,500(4)       .10
                 324 New Brooklyn Road
                 Berlin, New Jersey 08009

Common           Gerard Wisla                          58,175(5)       .40%
                 4808 Rainbow Ridge Circle
                 Schwenksville, Pennsylvania 19473

Common           Oleg Batratchenko                     26,667(6)       .20%
                 551 Fifth Avenue, Suite 605
                 New York, NY 10017

Common           Michael Newsom                        16,000(7)       .10%
                 P.O. Box 924
                 Safety Harbor, Florida 34695

Common           Benjamin Steiner                      20,000(8)       .10%
                 40 April Lane
                 Huntingdon Valley, PA. 19006

                                                     ----------     -------
All Officers and Directors as a                        676,237        5.65%
group (7 in number)                                 ==========     ========


----------------------------------------
1  Includes 106,934 stock options vested and excludes 26,400 stock options still not vested at the exercise price of $.2813 per share and 2,000 stock options granted to Mr. Whitmore as a member of the Board of Directors in
1995 at the exercise price of $.7875 per share.  Also includes 266,667 stock options at the exercise price of $.15 and 80,000 options at the exercise price of $.15.

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

3 Includes 12,000 stock options all of which are vested for compensation for being a Director in 1995, 1996, 1997 and 1998 exercisable at $.7875, $.3975,
$.5625 and $.15 respectively. Does not include 7,500 stock options which are not vested for compensation for being a Director for 1999.

4 Includes 10,000 stock options granted to Mr. Brandt as compensation for being a Director in 1996, 1997 and 1998 exercisable at $.3975, $.5625 and $.15 respectively as 10,000 stock options for services at the exercise price of $1.00. Does not include 7,500 stock options granted to Mr. Brandt as compensation for being a Director in 1999 which are not vested.

5 Includes 2,000 stock options exercisable at $.5625 which are vested, granted to Mr. Wisla as a member of the Board of Directors of 1997, 3,334 options exercisable at $.279 granted to Mr. Wisla for past services rendered, 20,000 stock options exercisable at $.15 granted for services and 20,000 stock options exercisable at $.15 granted to Mr. Wisla for services. All of Mr. Wisla's stock options are vested.

6 Includes 10,000 stock options granted as compensation for being a Director for the years 1996, 1997 and 1998 exercisable at $.7875, $.3975, $.5625 and
$.15 respectively, all of which are vested. Does not include 7,500 stock options exercisable at $.21, which are not vested, granted as compensation for being a Director for the year 1999.

7 Includes 8,000 stock options exercisable at $.5625 and $.15 respectively, granted as compensation for being a Director for the year 1997 and 1998, all of which are vested, as well as 8,000 stock options granted to Mr. Newsom for services at the exercise price of $.15. Does not include 7,500 stock options that were granted at the exercise price of $.21 for being a Director in the year 1999, which are not vested.

8 Includes 20,000 stock options at the exercise price of $.30 which are vested. Does not include 4,000 stock options at the exercise price of $.30 which are not vested.


(C)  CHANGE IN CONTROL

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None for the fiscal year ended December 31, 1998, except for the following which were in 1997:

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Form 10-KSB/A2 at the page indicated.
                                                        Page Number
(a)(i)  Financial Statements

        Auditor's Report as of November 1999...............F1

        Consolidated Balance Sheets - December 31, 1998 and
        1997...............................................F2

        Consolidated Statement of Operations - For the years
        ended December 31, 1998 and 1997...................F3

        Statement of Shareholder's Equity - For the years
        ended December 31, 1998 and 1997...................F4

        Statement of Cash Flows - For the years ended
        December 31, 1998 and 1997.........................F5

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

(b)  Form 8-K

Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:

     There were no reports filed on Form 8-K during the fourth quarter of fiscal 1998.








                            EFTEK CORPORATION
                 YEARS ENDED DECEMBER 31, 1998 AND 1997




                                CONTENTS




                                                              Page(s)

INDEPENDENT AUDITORS' REPORT                                    F-1



CONSOLIDATED FINANCIAL STATEMENTS


Balance Sheets                                                  F-2


Statements of Operations                                        F-3


Statements of Stockholders' Equity                              F-4


Statements of Cash Flows                                        F-5


Notes to Consolidated Financial Statements                   F-6 - F-15









                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
EFTEK Corporation
408 Bloomfield Drive
West Berlin,  NJ  08091


   We have audited the accompanying consolidated balance sheets of EFTEK Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFTEK
Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                      BARATZ & ASSOCIATES, P.A.


October 4, 1999

                           EFTEK CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND 1997


                                                                  1998        1997
    Assets                                                        ----        ----
    -----
Current Assets
--------------
Cash                                                         $        96 $    32,002
Receivables:
  Trade, less allowance for doubtful accounts
    of $2,865 in 1998 and $0 in 1997              (Notes 2&3)    161,603      65,598
Prepaid expenses                                                   4,239      40,034
Loan escrow                                                       26,645
                                                                --------    --------

    Total Current Assets                                         192,583     137,634
    --------------------                                       ---------   ---------
Property and Equipment, Net                       (Note 2)     4,354,190   4,830,629
---------------------------                                    ---------   ---------
Other Assets
------------
Intangible assets, net                            (Note 2)       115,186      84,046
Deferred charges                                                  93,061
Deposits                                                                       3,900
                                                               ---------   ---------
    Total Other Assets                                           208,247      87,946
    ------------------                                         ---------   ---------
    Total Assets                                               4,755,020   5,056,209
    ------------                                               =========   =========
    Liabilities and Stockholders'
      Equity
    -----------------------------
Current Liabilities
-------------------
Loan payable                                      (Note 4)        15,000
Notes payable, current                            (Note 5)       125,000
Current portion of long term debt                 (Notes 3&6)    106,480     205,528
Current portion of obligations
  under capital leases                            (Note 7)       177,353     139,561
Accounts payable and accrued liabilities                       1,566,571     763,691
Income taxes payable                              (Note 9)           900         600
                                                               ---------   ---------
     Total Current Liabilities                                 1,991,304   1,109,380
     -------------------------
Long Term Debt (Less Current Portion)             (Note 6)       238,619     243,633
-------------------------------------
Obligations Under Capital Leases
  (Less Current Portion)                          (Note 7)       304,825     396,875
---------------------------------                              ---------   ---------
    Total Liabilities                                          2,534,748   1,749,888
    -----------------                                          ---------   ---------
Commitments and Contingencies                     (Note 8)
-----------------------------
Stockholders' Equity
--------------------
Common stock, $.001 par; authorized 25,000,000
  shares; issued and outstanding 11,699,772
  and 10,556,908 shares at December 31, 1998
  and 1997, respectively                        (Notes 10&11)     11,700      10,829
Additional paid in capital                                     6,961,330   6,719,775
Deficit                                                       (4,752,512) (3,424,037)
                                                               ---------   ---------
                                                               2,220,518   3,306,567
Common stock held in treasury (4,811 shares),
  at cost                                                            246         246
                                                               ---------   ---------
    Total Stockholders' Equity                                 2,220,272   3,306,321
    --------------------------                                 ---------   ---------
    Total Liabilities and Stockholders' Equity               $ 4,755,020 $ 5,056,209
    ------------------------------------------                 =========   =========


                           EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 1998 AND 1997


                                             1998        1997
                                             ----        ----

Revenues                                $  1,587,049   $    443,727
--------                                  ----------     ----------
Costs and Expenses
Cost of revenues                             605,961        419,959
Selling, general and administrative        1,678,587      1,516,503
Depreciation and amortization                525,525        137,680
                                          ----------     ----------
Total Costs and
  Expenses                                 2,810,073      2,074,142
--------------                            ----------     ----------
Loss From Operations                     ( 1,223,024)   ( 1,630,415)
--------------------                      ----------     ----------
Other Income (Expenses)
-----------------------
Miscellaneous income                          19,854            789
Interest expense                         (   124,574)   (    58,314)
                                          ----------     ----------
Total Other Income
  (Expenses)                             (   104,720)   (    57,525)
------------------                        ----------     ----------

Loss Before Income Taxes                 ( 1,327,744)   ( 1,687,940)
------------------------
Income Taxes               (Notes 2 & 9)         731            640
------------                              ----------     ----------
Net Loss                                $( 1,328,475)  $( 1,688,580)
--------                                  ==========     ==========

Net Loss Per Common Share  (Note 2)     $(       .11)  $(       .17)
-------------------------                 ==========     ==========

Weighted Average Common
  Shares Outstanding                      11,782,579     10,161,663
-----------------------                   ==========     ==========







                              EFTEK CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                        Additional                  Treasury
                                      Common Stock        Paid-In                    Stock,
                                   Shares     Amount      Capital       Deficit      at Cost       Total
                                --------------------------------------------------------------------------
Balance, January 1, 1997         25,991,076 $ 25,991  $ 4,820,446    $(1,735,457)     $(246)   $ 3,110,734

Common stock issued               3,941,953    3,942    1,065,874                                1,069,816

Reverse stock split (Note 9)    (19,955,353) (19,955)      19,955

Common stock issued                 851,479      851      813,500                                  814,351

Net loss for the year                                                 (1,688,580)               (1,688,580)
                                ----------- --------    ---------     ----------      -----     ----------

Balance, December 31, 1997       10,829,155   10,829    6,719,775     (3,424,037)      (246)     3,306,321

Common stock issued               1,142,857    1,143      241,253                                  241,253

Net loss for the year                                                 (1,328,475)               (1,328,475)
                                ----------- --------    ---------     ----------      -----     ----------

Balance, December 31, 1998       11,972,012 $ 11,972  $ 6,961,058    $(4,752,512)     $(246)   $ 2,220,272
                                =========== ========   ==========      =========      =====     ==========

                          EFTEK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1998 AND 1997

                                               1998         1997
                                               ----         ----
Cash Flows From Operating Activities
------------------------------------
Net loss for the year                     $(1,328,475)  $(1,688,580)

Adjustments To Reconcile Net Loss To
  Net Cash Used In Operating Activities
---------------------------------------
Depreciation and amortization                 525,525       137,680
Gain on sale of equipment                  (      400)

Changes In Operating Assets
  And Liabilities
---------------------------
Decrease (increase) in receivables         (   96,005)      260,923
Decrease in prepaid expenses                   35,795         4,086
Increase in loan escrow                    (   26,645)
Increase in deferred charges               (   93,061)
Decrease in deposits                            3,900         3,400
Increase in accounts payable and
  accrued liabilities                         822,080       572,362
Increase in income taxes payable                  300           300
                                           ----------    ----------
Net Cash Used In Operating Activities      (  156,986)   (  709,829)
-------------------------------------      ----------    ----------
Cash Flows From Investing Activities
------------------------------------
Additions to intangible assets             (   37,992)   (   28,235)
Purchase of property and equipment         (   41,834)   (1,666,884)
                                           ----------    ----------
Net Cash Used In Investing Activities      (   79,826)   (1,695,119)
-------------------------------------      ----------    ----------
Cash Flows From Financing Activities
-------------------------------------
Loans from related parties                     15,000
Proceeds from debt                             60,770       450,000
Reduction of debt                          (   69,090)   (   70,136)
Proceeds from issuances of common stock       198,226     1,884,167
                                          -----------   -----------
Net Cash Provided By Financing Activities     204,906     2,264,031
----------------------------------------- -----------   -----------
Net Increase (Decrease) In Cash            (   31,906)   (  140,917)
-------------------------------
Cash at Beginning of Year                      32,002       172,919
-------------------------                 -----------   -----------
Cash at End of Year                       $        96   $    32,002
-------------------                       ===========   ===========


                Supplemental Cash Flow Information (Note 12)
                          EFTEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND 1997

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

    Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1998 and 1997 was $518,673 and $133,357, respectively. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Property  and  equipment consisted of the following at December 31:

                                            1998         1997
                                            ----         ----
         Land                              $   338,073  $   338,073
         Building                              317,081      317,081
         Building improvements                 896,078      889,159
         Equipment                           3,441,408    3,406,493
         Furniture and fixtures                 21,759       21,759
                                             ---------    ---------
                                             5,014,399    4,972,565
         Less accumulated depreciation         660,209      141,936
                                             ---------   ----------
         Net property and equipment        $ 4,354,190  $ 4,830,629
                                            ==========   ==========

       Intangible Assets

       Certain intangible assets have been capitalized and are amortized over the estimated useful lives of the assets using the straight-line method. Product development costs are amortized over a period of 15 years. Patent costs are amortized over a period of 17 years. Organization costs and mortgage acquisition costs are amortized over a period of 5 years.

       Intangible assets consisted of the following at December 31:

                                               1998       1997
                                               ----       ----
         Product development costs         $  37,944   $
         Patents                              72,988     71,675
         Mortgage acquisition costs           25,193     25,193
         Organization costs                    1,500      1,500
                                             -------     ------
                                             137,625     98,368
         Less accumulated amortization        22,439     14,322
                                             -------     ------
             Net intangible assets         $ 115,186   $ 84,046
                                             =======     ======

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

3.  Related Party Transactions

       Related party transactions included the following:

       At January 1, 1996, the Company was due $258,338 from a stockholder (former Company president). During 1996, interest charges were $15,926 and repayments were $12,500 resulting in a $261,764 balance due from the stockholder at December 31, 1996. In 1997, the receivable was determined to be uncollectible due to the stockholder's personal bankruptcy. Bad debt expense in the amount of $261,764 is included in selling, general and administrative expenses for the year ended December 31, 1997.

       During 1998, the Company borrowed $15,000 from an officer and shareholder of the Company. This loan is non-interest bearing and is payable on demand.

Loans Payable

    During 1998, the Company borrowed $15,000 from an officer and stockholder of the Company. The loans are payable on demand and are non-interest bearing.

Notes Payable

    At December 31, 1998 and 1997, the Company was indebted to an officer and stockholder of the Company. The demand note payable bears interest at 10% per annum. Interest accrued on this note at December 31, 1998 and 1997 was $14,027 and $3,014 respectively.

    At December 31, 1998 and 1997, the Company was indebted to two unrelated companies in the amount of $50,000 each. Each of the demand notes payable bear interest at 8% per annum and are uncollaterized.

       At December 31, 1998, a non-interest bearing demand note was due to an unrelated company. The note is uncollaterized.

6.     Long Term Debt

       Long term debt consisted of the following at December 31:

                                                     1998       1997
                                                     ----       ----
    A mortgage payable in monthly installments of $3,750, inclusive of interest at 16% per annum. The mortgage matures in July 2011 and is collateralized by property in Williamstown, NJ.
                                                  $ 245,099  $ 249,161

    Less current portion                              6,480      5,528
                                                    -------    -------
    Total long term debt                          $ 238,619  $ 243,633
                                                    =======    =======
       The aggregate maturities of long term debt at December 31, 1998 are as follows:

                  1999             $   6,480
                  2000                 7,597
                  2001                 8,905
                  2002                10,439
                  2003                12,238
                  Thereafter         199,440
                                     -------
                                   $ 245,099
                                     =======
7.     Obligations Under Capital Leases

       Obligations under capital leases consisted of the following at December 31:

                                                      1998       1997
                                                      ----       ----
    A lease payable in monthly  installments of
    $5,200, inclusive of  interest  at 12.6% per
    annum.  The lease matures  in March 2001
    and is collateralized by equipment costing
    $155,000.                                     $ 140,884  $ 146,004

    A lease payable  in monthly installments of
    $2,913, inclusive of interest at 12.9% per
    annum.  The lease matures in August 2001
    and is collateralized by equipment costing
    $108,750.                                        82,572     99,848

    A lease payable in  monthly installments of
    $1,794, inclusive  of interest  at  16.1%
    per annum.  The lease matures  in  October
    2001 and is collateralized   by  equipment
    costing $73,597.                                 52,049     61,275

    A lease payable in monthly  installments of
    $1,422, inclusive of interest  at 8.99% per
    annum.  The lease matures in November 2001
    and is collateralized by equipment costing
    $11,410.                                         44,721     56,156

    A lease payable  in monthly installments of
    $1,903, inclusive of interest at 9.25% per
    annum.  The lease matures in September 2000
    and is collateralized by equipment costing
    $76,100.                                         38,369     55,255

    A lease payable  in monthly installments of
    $1,219, inclusive of interest at 17.61% per
    annum.  The lease matures in January 2002
    and is collateralized by equipment costing
    $48,398.                                         36,676     42,375

    A lease payable  in monthly installments of
    $529, inclusive of interest at 12.95% per
    annum.  The lease matures in February 2001
    and is collateralized by equipment costing
    $19,750.                                         12,734     16,777

    A lease payable in monthly installments of
    $379 inclusive of interest at 12.6% per
    annum.  The lease matures in November 2002
    and is collaterized by equipment costing
    $16,823.                                         14,470     16,620

    A lease payable  in monthly installments of
    $707, inclusive of interest at 8.89% per
    annum.  The lease matures in November 1999
    and is collateralized by equipment costing
    $22,000.                                          8,728     14,895

    A lease payable in monthly installments of
    $497 inclusive of interest at 14.5% per
    annum.  The lease matures in April 2000
    and is collaterized by equipment costing
    $13,410.                                          8,411     11,384

    A lease payable in monthly installments of
    $320 inclusive of interest at 10.9% per
    annum.  The lease matures in May 2000
    and is collaterized by equipment costing
    $9,805.                                           5,027      8,139

    A lease payable  in monthly installments of
    $417, inclusive of interest at 18.72% per
    annum.  The lease matures in October 1999
    and is collateralized by equipment costing
    $11,410.                                          5,204      7,708

    A lease payable in monthly installments of
    $984, inclusive of interest of 14.4% per
    annum.  The lease matures in March 2002
    and is collateralized by equipment costing
    $35,770.                                         32,333
                                                    -------    -------
                                                    482,178    536,436
    Less current portion                            177,353    139,561
                                                    -------    -------
                                                  $ 304,825  $ 396,875
                                                    =======    =======
       Minimum future lease payments at December 31, 1998 are as follows:

                  1999                $ 247,436
                  2000                  193,995
                  2001                  152,061
                  2002                    8,339
                                        -------
                                        601,831
    Less amount representing interest   119,653
                                        -------
    Present value of future minimum
      lease payments                  $ 482,178
                                        =======
8.  Commitments and Contingencies

    Operating Leases

       The Company leased office facilities   and transportation equipment
       under noncancellable operating leases that expired October 1997.
              Rent expense  amounted  to $26,867 in 1997.

       Litigation

       At December 31, 1998 and 1997, the Company's financial statements include a liability in the amount of $15,500 that is being litigated. A vendor is suing the Company for alleged breach of contract and unpaid fees. The Company believes the lawsuit is without merit and intends to vigorously defend its position.

       The Company is a defendant in a lawsuit filed by a company that performed marketing services for EFTEK Corporation (EFTEK). The company claims that EFTEK owes a "finders fee" for the clients that EFTEK does business with. Counsel for EFTEK has advised the Company that at this stage in the proceedings they cannot offer an opinion as to the probable outcome. The Company believes the lawsuit is without merit and is vigorously defending its position.

       The Company is a defendant in a lawsuit filed by a former stockholder of EFTEK Corporation (EFTEK). The plaintiff claims that the Company failed to release Rule 144 restrictions from her stock forcing her to sell the stock at a loss. Counsel has obtained an Order dismissing the complaint for plaintiff's failure to answer interrogatories. Counsel for EFTEK has advised the Company hat given the fact that discovery is incomplete in the case, it is difficult to assess liability in this matter. The Company believes the lawsuit is without merit and is vigorously defending its position.

       At December 31, 1998, the Company's financial statements include a liability in the amount of $180,961 that is being litigated. A vendor is suing CFC, Inc., a wholly owned subsidiary of EFTEK Corporation)
       (CFC) for alleged breach of contract and unpaid fees. CFC has denied the allegations of the complaint and filed a counterclaim against plaintiff. Counsel for CFC has advised the Company that the case can resolve itself to the mutual satisfaction of both parties.

       The Company is a defendant in a lawsuit filed in September 1999, by a former CEO of EFTEK Corporation (EFTEK) for alleged breach of an employment contract and wrongful termination. Plaintiff demands $1 million in compensatory damages and punitive damages in the amount of treble damages. Counsel for EFTEK has advised the Company that at this stage in the proceedings they cannot offer an opinion as to the probable outcome. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

9.  Income Taxes

       Operating losses in 1998 and 1997 eliminated the need for income tax provisions except for the statutory state minimum tax. At December 31, 1998, the Company had available federal and state operating loss carryforwards in the respective amounts of $4,824,000 and $4,752,000. The loss carryforwards expire 2005 to 2018 (federal) and 1999 to 2005 (state).

       Income taxes, including those currently payable to the state, were $781 and $640 at December 31, 1998 and 1997, respectively.

       No provisions were made for deferred income taxes in 1998 nor 1997. Net deferred tax assets were entirely eliminated by a valuation allowance as follows:

       Deferred income tax components:
                                              1998            1997
                                              ----            ----
         Deferred Tax Asset
         Net operating loss carryforwards  $ 2,068,003    $ 1,487,830
         Accrued salaries                       87,853
         Capital loss carryover                104,549
                                             ---------      ----------
                                             2,260,405      1,487,830
         Deferred Tax Liability
         Start-up costs                                    (   13,401)
         Depreciation                       (  179,788)
                                             ---------      ----------
         Net Deferred Tax Asset              2,080,617      1,474,429

         Less Valuation Allowance           (2,080,617)    (1,474,429)
                                             ---------      ---------
                                           $         0    $         0
                                             =========      =========

       A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 1998 and 1997, management believed that a portion of the net operating loss carryforwards would not be realized before their expiration.

10. Common Stock, Stock Options and Warrants

       Common Stock

       The previously reported number of common shares issued and outstanding, at December 31, 1997, was overstated, by 272,247 shares. The current year financial statements reflect 10,556,908 shares outstanding at December 31, 1997 as compared to 10,829,155 as previously reported. The effect on the calculation of net earnings per common share at December 31, 1997 was insignificant.

       Common Stock Options

       On July 23, 1998, the Company amended its 1996 Stock Incentive Plan that provides for the granting of incentive and nonstatutory stock options for the purchase of shares of common stock to officers, directors, nonsalaried directors, employees and consultants as provided by the Plan. The option exercise price is the bid price on the date of grant. The Board of Directors determines the vesting period and expiration date (generally five years).


       The amended plan authorizes the exchange of all outstanding stock options issued under the Company's 1996 Stock Incentive Plan (approximately 850,000 options) for new options at an exchange rate of 80% (.80 new option in exchange for each old option). The new options' exercise prices would be 15% of the original options' prices, with a floor of $.15 per share. Stock option transactions were as follows:

                                                   Shares Under Option

                                                       1998    1997
                                                       ----    ----
       Outstanding, beginning of year               464,167   177,500
       Granted                                      348,667   503,333
       Retired                                               ( 50,000)
          Adjustment for reverse stock split                 (166,666)
       Adjustment for 80% Option Exchange          ( 82,566)
                                                    -------   --------
       Outstanding, end of year (at exercise
         prices ranging from $0.09 to $0.7875 per
         share)                                      730,268   464,167
                                                     =======   =======
       SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results. These amounts have not been reflected in the Company's Statements of Operations, because APB 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees.

       SFAS No. 123 pro forma numbers are not material to the financial statements taken as a whole. Also they are not likely to be representative of the effects on net income and net income per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to 1997.

       Common Stock Warrants

       At December 31, 1998 and 1997, the Company had outstanding 65,000 Class A redeemable common stock warrants and 83,000 Class B redeemable common stock warrants. Each warrant allows for the purchase of six shares of the Company's common stock at an exercise price of $2 per share. Warrant expiration dates were extended to December 31, 1999.

11.    Reverse Stock Split

    On May 22, 1997, the Board of Directors authorized a one for three reverse stock split. As a result, the number of shares outstanding decreased by 19,955,353 and additional paid in capital increased by $19,955. The authorized number of shares and the par value remained the same.

12. Supplemental Cash Flow Information

       Cash paid for interest during 1998 and 1997 was $50,449 and $55,230, respectively. Cash paid for income taxes during 1998 and 1997 was $800 and $600, respectively.

       Noncash investing and financing activities for the years ended December 31, 1998 and 1997 consisted of the following:

       In 1998 and 1997, the Company purchased equipment by incurring capital lease obligations in the amount of $35,770 and $429,086, respectively.

       In 1998 the Company issued 142,857 shares of common stock at $.175 per share in exchange for debt in the amount of $25,000.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EFTEK Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EFTEK CORP.

Dated: November 15, 1999        /s/Frank Whitmore
                                 FRANK WHITMORE
                                 President, Chief Executive
                                 Officer and Director

Dated: November 15, 1999        /s/Gerard T. Wisla
                                 GERARD T. WISLA
                                 Secretary, Treasurer, Chief Financial
                                 Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of EFTEK Corp.
and in the capacities and on the dates indicated.

Dated: November 15, 1999        /s/Frank Whitmore
                                 FRANK WHITMORE
                                 President, Chief Executive
                                 Officer and Director

Dated: November 15, 1999        /s/Gerard T. Wisla
                                 GERARD T. WISLA
                                 Secretary, Treasurer, Chief
                                 Financial Officer and Director

Dated: November 15, 1999        /s/Kevin J. Coffey
                                 KEVIN J. COFFEY, Director

Dated: November 15, 1999        /s/Thomas L. Brandt
                                 THOMAS L. BRANDT, Director

Dated: November 15, 1999        /s/Oleg Batratchenko
                                 OLEG BATRATCHENKO, Director

Dated: November 15, 1999        /s/Michael L. Newsom
                                 MICHAEL L. NEWSOM
                                 Director*

*  Director as of January 22, 1998