Form 10QSB
period 1999-03-31
EFTEK CORP
filed 1999-11-17
CIK 846476

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                            FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO


   Commission file number   33-26789-NY

                          EFTEK CORPORATION
            (Name of small business issuer in its charter)

         Nevada                                    93-0996501
- --------------------------------          ---------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

     324 New Brooklyn Road
     Berlin, New Jersey                            08009
- ----------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

                          (609)753-4344
- ----------------------------------------------------------------------
        (Registrant's telephone number, including area code)

- ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    No X

Applicable only to corporate issuers:
The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999 was 11,699,772 shares.

Transitional small business disclosure format (check one):

       Yes      No  X

FORM 10-QSB

                           EFTEK CORPORATION


                                INDEX




                                                               Page(s)
                                                               -------
PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - March 31, 1999
          (Unaudited)                                            3

          Consolidated Statements of Operations
          (Unaudited) - Three Months Ended March 31, 1999
          and 1998                                               4

          Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended March 31, 1999
          and 1998                                               5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6 - 7

     Item 2.  Management's Discussion and Analysis               8


PART II.  Other Information                                      9

Signature Page                                                  10

FORM 10-QSB        PART I - FINANCIAL INFORMATION

      Item 1.     CONSOLIDATED FINANCIAL STATEMENTS
                  ---------------------------------
                           EFTEK CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1999
                               (Unaudited)
    Assets
    ------
Current Assets
- --------------
Cash                                                       $    41,433
Receivables                                                     71,647
Prepaid expenses                                                31,184
                                                             ---------
    Total Current Assets                                       144,264
    --------------------                                     ---------
Property and Equipment, Net         (Note 2)                 4,250,744
- ---------------------------                                  ---------
Other Assets
- ------------
Intangible assets, net              (Note 2)                   209,146
                                                             ---------
    Total Other Assets                                         209,146
    ------------------                                       ---------
    Total Assets                                             4,604,154
    ------------                                             =========

    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities
- -------------------
Current portion of long term debt                              219,835
Current portion of obligations under
  capital leases                                               177,353
Accounts payable and accrued
  liabilities                                                1,678,676
Income taxes payable                                             1,650
                                                             ---------
    Total Current Liabilities                                2,077,514
    -------------------------
Long Term Debt, Less Current Portion                           274,958
- ------------------------------------
Obligations Under Capital Leases
  (Less Current Portion)                                       250,566
- ---------------------------------                            ---------
    Total Liabilities                                        2,603,038
    -----------------                                        ---------
Stockholders' Equity
- --------------------
Common stock, $.001 par; authorized
  25,000,000 shares; issued and
  outstanding 11,699,772 shares                                 11,700
Additional paid in capital                                   6,958,008
Deficit                                                     (4,968,346)
                                                             ---------
                                                             2,001,362
Common stock held in treasury
  (14,434 shares), at cost                                         246
                                                             ---------
    Total Stockholders' Equity                               2,001,116
    --------------------------                               ---------
    Total Liabilities and Stockholders'
      Equity                                               $ 4,604,154
    -----------------------------------                     ==========

















             See accompanying notes to financial statements.


                           EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                       1999       1998
                                                       ----       ----

Revenues          (Note 1)                         $ 342,259  $ 383,003
- --------                                             -------    -------

Cost and Expenses
- -----------------
Costs of revenues                                    282,522    286,609
Depreciation and amortization                        128,479    128,994
Selling, general and administrative                  145,874    391,864
                                                     -------    -------
Total Costs and Expenses                             556,875    807,467
- ------------------------                             -------    -------
Loss From Operations                                (214,616)  (424,464)
- --------------------                                 -------    -------
Other Income (Expenses)
- -----------------------
Miscellaneous income                                              5,000
Interest expense                                    ( 27,837)  ( 15,284)
Miscellaneous expense                               (  3,434)
                                                     -------    --------
    Total Other Income (Expenses)                   ( 31,271)  ( 10,284)
    -----------------------------                    -------    -------
Net Loss                                           $(245,887) $(434,748)
- --------                                             =======    =======
Net Loss Per Common and Common
  Equivalent Share                                 $(    .02) $(    .04)
- ------------------------------                       =======    =======
Weighted Average
 Common Shares
 Outstanding                                       11,699,772 11,281,980
- -----------------                                  ========== ==========



             See accompanying notes to financial statements.


                           EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1999 AND 1998
              ------------------------------------------
                              (Unaudited)
                                                1999        1998
                                                ----        ----
Cash Flows From Operating Activities
- ------------------------------------
Net loss for the period                      $(245,887)  $(434,748)

Adjustments to Reconcile Net Loss To
 Net Cash Used In Operating Activities
- --------------------------------------
Depreciation and amortization                  128,479     128,994

Changes In Operating Assets
  and Liabilities
- ---------------------------
(Increase) decrease in receivables              89,956    ( 29,108)
Decrease (increase) in prepaid expenses       (    300)      1,678
Increase in intangible assets                 (  2,575)   (  1,314)
Increase in accounts payable and
  accrued liabilities                          112,105     187,160
Increase in income taxes payable                   750         150
                                               -------     -------
Net Cash Used In Operating Activities           82,528    (147,188)
- -------------------------------------          -------     -------
Cash Flows Used In Investing Activities
- ---------------------------------------
Purchases of property and equipment                       ( 43,191)
                                               -------     -------
Cash Flows From Financing Activities
- ------------------------------------
Reduction of long term debt                   ( 41,191)   ( 16,704)
Proceeds from issuances of common stock                    227,868
                                               -------     -------
Net Cash Provided By Financing Activities     ( 41,191)    211,164
- -----------------------------------------      -------     -------
Net Increase In Cash                            41,337      20,785
- --------------------
Beginning Cash                                      96      32,002
- --------------                                 -------     -------
Ending Cash                                  $  41,433   $  52,787
- -----------                                    =======     =======

             See accompanying notes to financial statements.

FORM 10-QSB

                           EFTEK CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of Business
    -----------------------
    EFTEK Corporation (the Company), incorporated in the state of Nevada, is engaged in processing mixed cullet (broken glass) into a recycled, uncontaminated product (GlassFlour) for use in fiberglass manufacturing industries.

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

    Basis of Presentation

    The financial statements for the three months ended March 31, 1999 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at March 31, 1999 and the results of its operations and its cash flows from the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

    Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

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


    Property and equipment consisted of the following at March 31, 1999:

         Land                                         $   338,073
         Building                                         317,081
         Building improvements                            896,079
         Equipment                                      3,464,415
         Furniture and fixtures                            22,108
                                                        ---------
                                                        5,037,756
         Less accumulated depreciation                 (  787,012)
                                                        ---------
         Net property and equipment                   $ 4,250,744
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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The information set forth and discussed below for the three months ended March 31, 1999 is derived from the Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998

         Revenue for the three months ended March 31, 1999 decreased 11% to $342,259 as compared to $383,003 in the three month period ended March 31, 1998. The decrease in revenues is attributable to the reduction of sales of the Company's wholly owned subsidiary, CFC, Inc.

         Cost of revenues for the three months ended March 31, 1999 decreased 1% to $282,522 as compared to $286,609 in the three month period ended March 31, 1998. The decrease in cost of revenues is attributable to the reduction of sales of the Company's wholly owned subsidiary, CFC, Inc.

         Depreciation and amortization costs for the three months ended March 31, 1999 and March 31, 1998 were relatively unchanged.

         Selling, general and administrative costs for the three months ended March 31, 1999 decreased 63% to $145,874 as compared to $391,864 in the three month period ended March 31, 1998. The decrease in selling, general and administrative costs is attributable primarily to a reduction in maintenance costs and professional fees.

         Other income (expenses) for the three months ended March 31, 1999 was an expense of $31,271 as compared to an expense of $10,284 in the three month period ended March 31, 1998. The increase in other income (expenses) is attributable to interest expense of $27,837.

         Net loss for the three months ended March 31, 1999 decreased 43% to $245,887 as compared to $434,748 in the three month period ended March 31, 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         Please see same section in Management Discussion and Analysis in form 10-K for period ended December 31, 1999 and filed with the Securities and Exchange Commission on November 16, 1999.

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


                                   EFTEK CORPORATION



Dated: November 16, 1999           By:/S/Frank Whitmore
                                      FRANK WHITMORE
                                      President, Chief Executive
                                      Officer, and Chairman of the
                                      Board of Directors


Dated: November 16, 1999           By:/S/Gerard T. Wisla
                                      GERALD T. WISLA
                                      Chief Financial Officer, Secretary,
                                      Treasurer, and Member of the
                                      Board of Directors