Form 10QSB
period 1999-06-30
EFTEK CORP
filed 1999-11-17
CIK 846476

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-QSB



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
   -----------.

   Commission file number   33-26789-NY

                          EFTEK CORPORATION
            (Name of small business issuer in its charter)


         Nevada                                    93-0996501
- ------------------------------      ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


 324 New Brooklyn Road, Berlin, NJ                08009
- ---------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


                          (609)753-4344
                      ----------------------
        (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Applicable only to corporate issuers:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.

Common Stock, Par Value $.001                 11,699,772
- -----------------------------                -------------------------
(Class)                                     (Outstanding)

Transitional small business disclosure format (check one): Yes    No X

                          EFTEK CORPORATION



                                INDEX






                                                               Page(s)
                                                               -------
PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - June 30, 1999
          (Unaudited)                                            3

          Consolidated Statements of Operations
          (Unaudited) - Six Months and Three Months Ended
          June 30, 1999 and 1998                                 4

          Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended June 30, 1999
          and 1998                                               5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6 & 7

     Item 2.  Management's Discussion and Analysis               8


PART II.  Other Information                                      9

Signature Page                                                   10

                     PART I - FINANCIAL INFORMATION

      Item 1.     CONSOLIDATED FINANCIAL STATEMENTS
                   ---------------------------------
                           EFTEK CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1999
                              (Unaudited)
    Assets
    ------
Current Assets
- --------------
Cash                                                       $    16,873
Receivables                                                     83,335
Prepaid expenses                                                 4,539
                                                             ---------
    Total Current Assets                                       104,747
    --------------------                                     ---------
Property and Equipment, Net         (Note 2)                 4,137,335
- ---------------------------                                  ---------
Other Assets
- ------------
Intangible assets, net              (Note 2)                   222,491
                                                             ---------
    Total Other Assets                                         222,491
    ------------------                                       ---------
    Total Assets                                             4,464,573
    ------------                                             =========
    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities
- -------------------
Current portion of long term debt                              270,337
Current portion of obligations
  under capital leases                                         194,378
Accounts payable and accrued
  liabilities                                                1,789,722
Income taxes payable                                             1,650
                                                             ---------
    Total Current Liabilities                                2,256,087
    -------------------------
Long Term Debt, Less Current Portion                           235,629
- ------------------------------------
Obligations Under Capital Leases,
  Less Current Portion                                         198,018
- -------------------------------                              ---------
    Total Liabilities                                        2,689,734
    -----------------                                        ---------
Stockholders' Equity

- ---------------------
Common stock, $.001 par; authorized
  25,000,000 shares; issued and
  outstanding 11,699,772 shares                                 11,700
Additional paid in capital                                   6,957,208
Deficit                                                    (5,193,823)
                                                            ----------
                                                             1,775,085
Common stock held in treasury
  (14,434 shares), at cost                                         246
                                                             ---------
    Total Stockholders' Equity                               1,774,839
    --------------------------                               ---------
    Total Liabilities and Stockholders'
      Equity                                               $ 4,464,573
    -----------------------------------                      =========
            See accompanying notes to financial statements.

                           EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)




                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                               ------------------    -----------------
                                1999       1998       1999       1998
                                ----       ----       ----       ----
Revenues            (Note 2) $ 354,424 $ 443,375 $   696,683 $ 826,378
- --------                       -------   -------    --------   -------


Costs and Expenses
- ------------------
Costs of revenues              305,174   171,622     587,696   458,231
Depreciation and
  amortization                 127,156   128,994     255,635   257,988
Selling, general and
  administrative               134,133   362,009     280,007   753,873
                               -------   -------    ---------   ------
Total Costs and Expenses       566,463   662,625   1,123,338 1,470,092
- ------------------------       -------   -------   --------- ---------


Loss From Operations          (212,039) (219,250) (  426,655) (643,714)
- --------------------           -------   -------- ----------  --------


Other Income (Expenses)
- -----------------------
Miscellaneous income             5,000                 5,000     5,000
Interest expense              ( 15,374) ( 15,218) (   43,211)  (30,502)
Miscellaneous expense         (  3,063)           (    6,497)
                               -------  --------  ----------  ---------

    Total Other Income
      (Expenses)              ( 13,437) ( 15,218) (   44,708) ( 25,502)
    ------------------        --------  --------  ----------  ---------


Net Loss                     $(225,476)$(234,468)$( 471,363) $(669,216)
- --------                      ========  ========= =========  =========
Net Loss Per Common
  and Common
  Equivalent Share  (Note 2) $(    .02)$(    .02) $(    .04)$(    .06)
- --------------                ========  ========    ========  ========



Weighted Average Common
 Shares Outstanding        10,699,772 10,829,155 11,699,772 11,420,205
- -----------------------  ============ ========== ========== ==========

             See accompanying notes to financial statements.

                           EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (Unaudited)



                                                 1999        1998
                                                 ----        ----
Cash Flows From Operating Activities
- ------------------------------------
Net loss for the period                      $(471,363)  $(669,216)

Adjustments to Reconcile Net Loss To
 Net Cash Used In Operating Activities
- --------------------------------------
Depreciation and amortization                  255,635     257,988

Changes In Operating Assets
  and Liabilities
- ---------------------------
(Increase) decrease in receivables              78,268   ( 63,638)
(Increase) decrease in prepaid expenses         26,345   (    553)
Increase in intangible assets                 ( 14,244)  (  1,313)
Increase in accounts
  payable and accrued liabilities              222,751     373,887
Increase in income taxes payable                   750         150
                                               -------     --------
Net Cash Used In Operating Activities           98,142    (102,695)
- -------------------------------------          -------     -------
Cash Flows Used In Investing Activities
- ---------------------------------------
Purchases of equipment                        ( 36,752)   (100,201)
                                               -------     -------
Cash Flows From Financing Activities
- ------------------------------------
Proceeds from long term debt, net                           10,000
Reduction of long term debt                   ( 44,613)   ( 52,180)
Proceeds from issuances of common stock                    227,868
                                               -------     -------
Net Cash Provided By Financing Activities     ( 44,613)    185,688
- -----------------------------------------      -------     -------
Net (Decrease) Increase In Cash                 16,777   (  17,208)
- -------------------------------
Beginning Cash                                      96      32,002
- --------------                                --------     -------
Ending Cash                                  $  16,873   $  14,794
- -----------                                   ========     =======
             See accompanying notes to financial statements.

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

    Basis of Presentation

    The financial statements for the three months and six months ended June 30, 1999 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at June 30, 1999 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

    Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results for the year ending December
        31, 1999.
    Property and Equipment

    Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

    Property and equipment consisted of the following at June 30, 1999:

         Land                                         $   338,073
         Building                                         317,081
         Building improvements                            896,079
         Equipment                                      3,477,270
         Furniture and fixtures                            22,648
                                                        ----------
                                                        5,051,151
         Less accumulated depreciation and
           amortization                                   913,816
                                                        ---------
         Net property and equipment                   $ 4,137,335
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The information set forth and discussed below for the six months ended June 30, 1999 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

         RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         Revenue for the six months ended June 30, 1999 decreased 16% to $696,683 as compared to $826,378 in the six-month period ended June 30, 1998. The decrease in revenues is attributable to the reduction in sales of the Company's wholly owned subsidiary, CFC, Inc.

         Cost of revenues for the six months ended June 30, 1999 increased 22% to $587,696 as compared to $458,231 in the six-month period ended June 30, 1998. The increase in cost of revenues is attributable to the growth of the operations of the Company's wholly owned subsidiary, CFC, Inc.

         Depreciation and amortization costs for the six months ended June 30, 1999 and June 30, 1998 were relatively unchanged.

         Selling, general and administrative costs for the six months ended June 30, 1999 decreased 63% to $280,007 as compared to $753,873 in the six month period ended June 30, 1998. The decrease in selling, general and administrative costs is attributable primarily to a reduction in maintenance costs of CFC, Inc. and professional fees.

         Other income (expenses) for the six months ended June 30, 1999 was an expense of $44,708 as compared to an expense of $25,502 for the six month period ended June 30, 1998.

         Net loss for the six months ended June 30, 1999 decreased 30% to $471,363 as compared to $669,216 in the six-month period ended June 30, 1998.

    LIQUIDITY AND CAPITAL RESOURCES

         Please see Form 10-KSB for the period ended December 31, 1998 and filed with the Securities and Exchange Commission on November 16, 1999.

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


                                       EFTEK CORPORATION



Dated: November 16, 1999          By:  /s/ Frank Whitmore

                                      FRANK WHITMORE
                                      President, Chief Executive
                                      Officer, and Chairman of the
                                      Board of Directors


Dated: November 16, 1999          By:  /s/ Gerard T. Wisla
                                      GERALD T. WISLA
                                      Chief Financial Officer,
                                      Secretary,
                                      Treasurer, and Member of the
                                      Board of Directors