Form 10QSB
period 1999-09-30
EFTEK CORP
filed 1999-11-17
CIK 846476

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-QSB



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
   1999 OR

- ---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO


   Commission file number   33-26789-NY

                          EFTEK CORPORATION
            (Name of small business issuer in its charter)

         Nevada                                   93-0996501
- ---------------------------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

 324 New Brooklyn Road, West Berlin, NJ            08009
- ----------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

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

Applicable only to corporate issuers:

The number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1999.

Common Stock, Par Value $.001                  11,974,772
- -----------------------------               --------------------------
(Class)                                     (Outstanding)

Transitional small business disclosure format (check one): Yes    No X


                          EFTEK CORPORATION

                                INDEX
                                                               Page(s)
                                                               -------
PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 1999
          (Unaudited)                                            3

          Consolidated Statements of Operations
          (Unaudited) - Nine Months and Three Months
          Ended September 30, 1999 and 1998                      4

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended September 30, 1999
          and 1998                                               5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6 & 7

     Item 2.  Management's Discussion and Analysis             8 & 9


PART II.  Other Information                                      10

Signature Page                                                   11

PART I - FINANCIAL INFORMATION
      Item 1.     CONSOLIDATED FINANCIAL STATEMENTS
                  ---------------------------------
                            EFTEK CORPORATION
                       CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1999
                               (Unaudited)
    Assets
     ------
Current Assets
- --------------
Cash                                                         $    24,217
Receivables                                                       85,647
Prepaid expenses                                                   4,539
                                                               ---------
    Total Current Assets                                         114,403
    --------------------                                       ---------
Property and Equipment, Net         (Note 2)                   4,027,529
- --------------------------                                     ---------
Other Assets
- ------------
Intangible assets, net              (Note 2)                     222,139
                                                               ---------
    Total Other Assets                                           222,139
    ------------------                                         ---------
    Total Assets                                               4,364,071
    ------------                                               =========

    Liabilities and Stockholders' Equity
     ------------------------------------
Current Liabilities
- -------------------
Current portion of long term debt                                287,540
Current portion of obligations
  under capital leases                                           194,378
Accounts payable and accrued
  liabilities                                                  1,912,842
Income taxes payable                                               1,650
                                                               ---------
    Total Current Liabilities                                  2,396,410
    -------------------------
Long Term Debt, Less Current Portion                             234,578
- ------------------------------------
Obligations Under Capital Leases,
  Less Current Portion                                           158,546
- ---------------------------------                              ---------
    Total Liabilities                                          2,789,534
    -----------------                                          ---------
Stockholders' Equity
- --------------------
Common stock, $.001 par; authorized
  25,000,000 shares; issued and
  outstanding 11,724,772 shares                                   11,724
Additional paid in capital                                     6,957,184
Deficit                                                       (5,394,125)
                                                               ---------
                                                               1,574,783
Common stock held in treasury
  (14,434 shares), at cost                                    (      246)
                                                               ---------
    Total Stockholders' Equity                                 1,574,537
    --------------------------                                 ---------
    Total Liabilities and Stockholders'
      Equity                                                 $ 4,364,071
    -----------------------------------                       ==========
             See accompanying notes to financial statements.

                            EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                               Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                                1999       1998       1999       1998
                                ----       ----       ----       ----
Revenues            (Note 2) $ 324,749  $ 379,406 $ 1,021,432 $1,205,784
- --------                       -------    -------   ---------  ---------
Costs and Expenses
- ------------------
Costs of revenues              257,109     81,419     844,805    539,650
Depreciation and
  amortization                 127,155    129,316     382,790    387,304
Selling, general and
  administrative               123,753    401,550     403,760  1,155,423
                               -------    -------   ---------  ---------
Total Costs and Expenses       508,017    612,285   1,631,355  2,082,377
- ------------------------       -------   --------   ---------  ---------
Loss From Operations          (183,268) (232,879)  (  609,923) (876,593)
- --------------------          --------   -------    ---------   -------
Other Income (Expenses)
- ----------------------
Miscellaneous income             1,206      4,341       6,206     9,341
Miscellaneous expense         (  3,058)            (    9,555)
Interest expense              ( 15,182)  ( 30,863) (   58,393) ( 61,365)
                               -------    -------   ---------   -------
    Total Other Income
      (Expenses)              ( 17,034)  ( 26,522) (   61,742) ( 52,024)
    ------------------         -------    -------   ---------   -------

Net Loss                     $(200,302) $(259,401)$(  671,665)$(928,617)
- --------                       =======    =======   =========   =======
Net Loss Per Common
  and Common
  Equivalent Share  (Note 2) $(    .02) $(    .02)$(      .06)$(    .08)
- -------------------            =======    =======   =========   =======
Weighted Average Common
 and Common Equivalent
 Shares Outstanding         11,703,848 11,598,835  11,707,101 11,480,403
- ------------------------    ========== ==========  ========== ==========
             See accompanying notes to financial statements.

                           EFTEK CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                              (Unaudited)

                                                  1999          1998
Cash Flows From Operating Activities              ----          ----
- ------------------------------------
Net loss for the period                        $(671,665)  $(  928,617)
Adjustments to Reconcile Net Loss To
 Net Cash Provided By(Used In)
- -------------------------------
  Operating Activities
  --------------------
Depreciation and amortization                    382,790       387,304

Changes In Operating Assets
  and Liabilities
- ---------------------------
Decrease(increase) in receivables                 75,956     (  90,749)
Decrease (increase) in prepaid expenses           26,345     (     553)
Increase in intangible assets                   ( 13,892)    (   1,312)
Increase in accounts payable and
  accrued liabilities                            346,271       561,666
Increase in income taxes payable                     750
                                                --------     ----------
Net Cash Provided by (Used In)
- ------------------------------
 Operating Activities                            146,555    (   72,261)
 --------------------                           --------     ---------
Cash Flows Used In Investing Activities
- ---------------------------------------
Purchases of equipment                          ( 16,997)   (  178,023)
                                                 -------     ---------
Cash Flows From Financing Activities
- ------------------------------------
(payoff) Proceeds long term debt, net           (109,559)        5,679
Proceeds from issuances of common stock            4,122       227,868
                                                 -------      --------
Net Cash(used in)Provided By
- ----------------------------
       Financing Activities                     (105,437)      233,547
       --------------------                     ---------    ---------
Net increase (decrease) In Cash                   24,121      ( 16,737)
- -------------------------------
Beginning Cash                                        96        32,002
- --------------                                   -------     ---------
Ending Cash                                    $  24,217   $    15,265
- ----------                                      ========     =========


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

    Basis of Presentation

    The financial statements for the three months and nine months ended September 30, 1999 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at September 30, 1999 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

    Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31,
        1999.
FORM 10-QSB




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

    Property and equipment consisted of the following at September 30, 1999:

         Land                                         $   338,073
         Building                                         317,081
         Building improvements                            896,078
         Equipment                                      3,494,268
         Furniture and fixtures                            22,648
                                                        ---------
                                                        5,068,148
         Less accumulated depreciation and
           amortization                                 1,040,619
                                                        ---------
         Net property and equipment                   $ 4,027,529
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The information set forth and discussed below for the three months and nine months ended September 30, 1999 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    Revenue for the three months ended September 30, 1999 decreased $54,657 (14%) below the three months ended September 30, 1998. This decrease in revenue is attributed to a reduction in sales by the Company's wholly owned subsidiary, CFC, Inc.

    Costs of revenues increased $175,690 (216%) over the previous year's three months attributable predominately to costs associated with the operations of the Company's wholly owned subsidiary, CFC, Inc.

    Depreciation and amortization costs for the three months ended September 30, 1999 and September 30, 1998 were relatively unchanged.

    Selling, General and Administrative costs decreased $277,797 (69%) below the previous year's three months and is attributable primarily to a reduction in maintenance costs of CFC, Inc. and professional fees.

    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

    Revenue for the nine months ended September 30, 1999 decreased $184,352 (15%) below the nine months ended September 30, 1998. The decrease is directly attributable to the reduction in sales of the Company's wholly owned subsidiary, CFC, Inc.

    Costs of revenues for the nine months ended September 30, 1999, comprised principally of labor, freight and waste removal, increased $305,155 (57%) compared to 1998. The increase is attributable predominately to costs associated with the operations of the Company's wholly owned subsidiary, CFC, Inc.

    Depreciation and amortization costs for the nine months ended September 30, 1999 and September 30, 1998 were relatively unchanged.

    Selling, General and Administrative expenses decreased $751,663 (65%) compared to 1998. The decrease is attributable predominately to costs associated with the operations of the Company's wholly owned subsidiary, CFC, Inc.

    LIQUIDITY AND CAPITAL RESOURCES

    See Management's Discussion and Analysis in Form 10-KSB for the period ended December 31, 1998 filed with the Securities and Exchange Commission on November 16, 1999.





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


                                       EFTEK CORPORATION



Dated: November 16, 1999          By: /s/Frank Whitmore
                                      FRANK WHITMORE
                                      President, Chief Executive
                                      Officer, and Chairman of the
                                      Board of Directors


Dated: November 16, 1999           By:/s/Gerard T. Wisla
                                      GERARD T. WISLA
                                      Chief Financial Officer, Secretary,
                                      Treasurer, and Member of the
                                      Board of Directors