Form 10-K/A
period 1998-12-31
EFTEK CORP
filed 1999-12-17
CIK 846476

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

The number of shares of Common Stock outstanding as of November 9, 1999 was 11,974,772. The number of Class A Redeemable Common Stock Purchase Warrants outstanding as of November 9, 1999 was 65,412. The number of Class B Redeemable Common Stock Purchase Warrants outstanding as of November 9,1999 was 82,824.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT
---------------------
When used in this Report on Form 10-KSB/A and in other public statements, both oral and written, by the Company and Company officers, the words "estimates," "project," "intend," "believe," "anticipate," and similar expressions, are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: 1) the Company's success in attacting new business; 2) the size, duration and timing of orders of Glassflour; 3) the termination, delay or cancellation of orders of Glassflour; 4) the competition in the industry in which the Company competes; 5) the Company's ability to obtain financing on satisfactory terms; 6) the sensitivity of the Company's business to general economic conditions; 7) efficiency of production lines; 8) availability and economic feasibility of receiving mixed cullet; and 10) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and
prices.   The Company undertakes no obligations to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
----------------------
Year Ended December 31, 1998 Compared with Year Ended December 31, 1997
-----------------------------------------------------------------------
Revenue for the year ended December 31, 1998 increased 358% to $1,586,467 as compared to $443,727 for the year ended December 31, 1997. The increase in revenues is attributable to the completion of the first full year of operations of the Company's wholly owned subsidiary, CFC, Inc.

Cost of revenues for the year ended December 31, 1998 increased 144% to $605,510 as compared to $419,959 for the year ended December 31, 1997. The increase in cost of revenues is attributable to the increased production and operations of the Company's wholly owned subsidiary, CFC, Inc.

Selling, general and administrative costs for the year ended December 31, 1998 increased 112% to $1,696,979 as compared to $1,516,503 for the year ended December 31, 1997. The increase in selling, general and administrative costs is attributable to payroll and related operating costs of CFC, Inc.

Other income (expenses) for the year ended December 31, 1998 increased 182% to $104,833 as compared to $57,525 for the year ended December 31, 1997. The increase in other income (expenses) is principally attributable to interest expense of $124,574.

Net loss for the year ended December 31, 1998 decreased to $1,394,850 compared to $1,688,580 for the year ended December 31, 1997, due to the above factors.

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

One of the major challenges facing the Company is how to finance these new plants with preserving a majority of the Company. Equity financing (sale of stock) is a reduced option because of the relatively low stock price.
A substantial amount of debt is unattractive if in fact the profit potential is reduced because of the high interest payments. That is why the Company is working with states such as California to provide economic development bonds or other grants or programs that will reduce the interest rate and/or contribute to the profit of the Company. There is no assurance that such efforts will be successful. The Company has already announced that it had a Letter of Intent from a financial institution to obtain a Direct Pay Letter of Credit which was one of the prerequisites for funding by the State of California. However, efforts to obtain such Direct Pay Letter of Credit have not yet been consummated and there is not assurance that it will ever be consummated from that source. In the meantime, the Company is pursuing alternative sources.

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


On September 3, 1998, the Company negotiated a settlement of $25,000 debt to a vendor, in exchange for 142,857 shares of common stock.

As a subsequent event, on October 12, 1999, the Company sold 250,000 shares of its common stock in a Private Placement to investors for net proceeds of $25,000.

As another subsequent event, the Company negotiated a debt settlement with a vendor for 25,000 shares of common stock issued for $3,750 in debt foregiveness.

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


ITEM 10.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE


               Annual Compensation         Long Term Compensation
               --------------------       ------------------------
                                      Awards              Payouts
                                      ------             ---------
(a)Name and    (b)  (c)    (f)Restricted (g)Securities  (h)        (i)
Principal                     Stock       Underlying      LTIP     All Other
Position       Year Salary   Awards($)   Option/SARs(#) Payouts($) Compensation
------------   ---- ------   ---------  -------------- ----------  ------------

Frank Whitmore,1998 $100,000**   0              0           0            0
President (1)  1997 $ 50,000**   0              0           0            0
               1996 $ 50,000*    0              0           0            0

Gerard T.
Wisla, CFO(2)  1998 $ 37,000**   0              0           0            0
               1997 $ 12,000**   0              0           0            0

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


TITLE OF       NAME AND ADDRESS                                     PERCENT
 CLASS         OF BENEFICIAL OWNER                   SHARES OWNED   OF CLASS
-----------------------------------------------------------------------------

Common           Frank Whitmore                        423,810(1)   3.54%
                 324 New Brooklyn Road
                 Berlin, New Jersey 08009

Common           Frank G. Pringle
                 Creditors' Trust                    1,050,826(2)   8.78%
                 8 Tallowood Drive
                 Medford, NJ 08055

Common           Kevin J. Coffey, Esq.                116,085(3)     .97%
                 153 Lost Lake
                 Marlton, NJ 08053

Common           Thomas L. Brandt                     15,500(4)      .10%
                 324 New Brooklyn Road
                 Berlin, New Jersey 08009

Common           Gerard Wisla                          58,175(5)     .40%
                 4808 Rainbow Ridge Circle
                 Schwenksville, Pennsylvania 19473

Common           Oleg Batratchenko                     26,667(6)     .20%
                 551 Fifth Avenue, Suite 605
                 New York, NY 10017

Common           Michael Newsom                        16,000(7)     .10%
                 P.O. Box 924
                 Safety Harbor, Florida 34695

Common           Benjamin Steiner                      20,000(8)     .10%
                 40 April Lane
                 Huntingdon Valley, PA. 19006

                                                     ----------    ------
All Officers and Directors as a                        676,237      5.65%

group (7 in number)                                  ==========    ======


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

(a)(i)  Financial Statements

                                                              Page(s)

INDEPENDENT AUDITORS' REPORT                                    F-2

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets                                                  F-3

Statements of Operations                                        F-4

Statements of Stockholders' Equity                              F-5

Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements               F-7 - F-16


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

                            EFTEK CORPORATION
                 YEARS ENDED DECEMBER 31, 1998 AND 1997


                               CONTENTS


                                                              Page(s)

INDEPENDENT AUDITORS' REPORT                                    F-2

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets                                                  F-3

Statements of Operations                                        F-4

Statements of Stockholders' Equity                              F-5

Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements               F-7 - F-16


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


                                      BARATZ & ASSOCIATES, P.A.
October 4, 1999
November 22, 1999 (See Note 14)

                             EFTEK CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997


                                                            1998        1997
    Asset                                                   ----        ----
    ------
Current Assets
--------------
Cash                                                         $        96 $    32,002
Receivables:
  Trade, less allowance for doubtful accounts
    of $2,865 in 1998 and $0 in 1997              (Notes 2&3)    161,603      65,598
Loan escrow                                       (Note 5)        26,645
Prepaid expenses                                                  30,925      40,034
                                                               ---------   ---------
    Total Current Assets                                         219,269     137,634
    --------------------                                       ---------   ---------
Property and Equipment, Net                       (Note 2)     4,354,190   4,830,629
---------------------------                                    ---------   ---------
Other Assets
------------
Intangible assets, net                            (Note 2)       115,186      84,046
Deposits                                                                       3,900
                                                               ---------   ---------
    Total Other Assets                                           115,186      87,946
    ------------------                                         ---------   ---------
    Total Assets                                               4,688,645   5,056,209
    ------------                                               ---------   ---------
    Liabilities and Stockholders'
      Equity
    ----------------------------
Current Liabilities
-------------------
Due to related party                              (Note 3)       115,000
Notes payable                                     (Note 4)       125,000
Current portion of long term debt                 (Note 6)         6,480     205,528
Current portion of obligations
  under capital leases                            (Note 7)       177,353     139,561
Accounts payable and accrued liabilities                       1,566,571     763,691
Income taxes payable                              (Note 9)           900         600
                                                               ---------   ---------
     Total Current Liabilities                                 1,991,304   1,109,380
     -------------------------
Long Term Debt (Less Current Portion)             (Note 6)       238,619     243,633
------------------------------------
Obligations Under Capital Leases
  (Less Current Portion)                          (Note 7)       304,825     396,875
--------------------------------                               ---------   ---------
    Total Liabilities                                          2,534,748   1,749,888
    -----------------                                          ---------   ---------
Commitments and Contingencies                     (Note 8)
-----------------------------
Stockholders' Equity
--------------------
Common stock, $.001 par; authorized 25,000,000
  shares; issued and outstanding 11,699,772
  and 10,556,908 shares at December 31, 1998
  and 1997, respectively                        (Notes 10&11)     11,700      10,829
Additional paid in capital                                     6,961,330   6,719,775
Deficit                                                       (4,818,887) (3,424,037)
                                                               ---------   ---------
                                                               2,154,143   3,306,567
Common stock held in treasury (4,811 shares),
  at cost                                                            246         246
                                                               ---------   ---------
    Total Stockholders' Equity                                 2,153,897   3,306,321
    --------------------------                                 ---------   ---------
    Total Liabilities and Stockholders' Equity               $ 4,688,645 $ 5,056,209
    ------------------------------------------                 =========   =========

                See Notes to Consolidated Financial Statements

                                  EFTEK CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 1998 AND 1997



                                               1998        1997
                                               ----        ----

Revenues                                $  1,586,467   $    443,727
--------                                 -----------    -----------
Costs and Expenses
------------------
Cost of revenues                             605,510        419,959
Selling, general and administrative        1,696,979      1,516,503
Depreciation and amortization                522,995        137,680
                                         -----------     ----------
Total Costs and
  Expenses                                 2,825,484      2,074,142
---------------                          -----------     ----------
Loss From Continuing Operations          ( 1,239,017)   ( 1,630,415)
-------------------------------          -----------     ----------
Other Income (Expense)
---------------------
Miscellaneous income                          19,741            789
Interest expense                         (   124,574)   (    58,314)
                                         -----------     ----------
Total Other Income
  (Expense)                              (   104,833)   (    57,525)
------------------                       -----------     ----------

Loss From Continuing Operations
  Before Income Taxes                    ( 1,343,850)   ( 1,687,940)
-------------------------------
Income Taxes               (Notes 2 & 9)         731            640
------------                             -----------     ----------
Loss From Continuing
  Operations                             ( 1,344,581)   ( 1,688,580
----------------------
Loss From Discontinued
 Operations                (Note 1)      (    50,269)   (          )
----------------------                   -----------     ----------
Net Loss                                $( 1,394,850)  $( 1,688,580)
--------                                 ===========     ==========

Net Loss Per Common Share  (Note 2)     $(       .12)  $(       .17)
-------------------------                ===========     ==========
Weighted Average Common
  Shares Outstanding                      11,817,324     10,161,663
-----------------------                  ===========     ==========
                  See Notes to Consolidated Financial Statements

                             EFTEK CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                        Additional                  Treasury
                                      Common Stock        Paid-In                    Stock,
                                   Shares     Amount      Capital       Deficit      at Cost       Total
                                 -------------------------------------------------------------------------
Balance, January 1, 1997         25,991,076 $ 25,991  $ 4,820,446    $(1,735,457)     $(246)   $ 3,110,734

Common stock issued               3,669,706    3,942    1,065,874                                1,069,816

Reverse stock split (Note 9)    (19,955,353) (19,955)      19,955

Common stock issued                 851,479      851      813,500                                  814,351

Net loss for the year                                                 (1,688,580)               (1,688,580)
                                 ----------  -------   ----------     ----------       ----     -----------

Balance, December 31, 1997       10,556,908   10,829    6,719,775     (3,424,037)      (246)     3,306,321

Common stock issued               1,142,864      871      241,555                                  242,426

Net loss for the year                                                 (1,394,850)               (1,394,850)
                                 ----------  -------   ----------     ----------       ----     -----------

Balance, December 31, 1998       11,699,772 $ 11,700  $ 6,961,330    $(4,818,887)     $(246)   $ 2,153,897
                                 ==========  =======   ==========     ==========       ====     ===========

                      See Notes to Consolidated Financial Statements

                        EFTEK CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1998 AND 1997



                                               1998         1997
                                               ----         ----
Cash Flows From Operating Activities
------------------------------------
Net loss for the year                     $(1,394,850)  $(1,688,580)

Adjustments To Reconcile Net Loss To
  Net Cash Used In Operating Activities
---------------------------------------
Depreciation and amortization                 525,525       137,680
Gain on sale of equipment                  (      400)

Changes In Operating Assets
  And Liabilities
---------------------------
(Increase) decrease in receivables         (  122,650)      260,923
Decrease in prepaid expenses                    9,109         4,086
Decrease in deposits                            3,900         3,400
Increase in accounts payable and
  accrued liabilities                         822,080       572,362
Increase in income taxes payable                  300           300
                                            ---------      --------
Net Cash Used In Operating Activities      (  156,986)   (  709,829)
-------------------------------------       ---------     ---------
Cash Flows From Investing Activities
------------------------------------
Additions to intangible assets             (   37,992)   (   28,235)
Purchase of property and equipment         (   41,834)   (1,666,884)
                                            ---------     ---------
Net Cash Used In Investing Activities      (   79,826)   (1,695,119)
-------------------------------------       ---------     ---------
Cash Flows From Financing Activities
------------------------------------
Loans from related parties                     15,000
Proceeds from debt                             60,770       450,000
Reduction of debt                          (   69,090)   (   70,136)
Proceeds from issuances of common stock       198,226     1,884,167
                                            ---------     ---------
Net Cash Provided By Financing Activities     204,906     2,264,031
-----------------------------------------   ---------     ---------
Net Decrease In Cash                       (   31,906)   (  140,917)
--------------------                        ---------     ---------
Cash at Beginning of Year                      32,002       172,919
-------------------------                   ---------     ---------
Cash at End of Year                       $        96   $    32,002
-------------------                        ==========    ==========
Supplemental Cash Flow Information (Note 12)
-------------------------------------------
                See Notes to Consolidated Financial Statements.

                          EFTEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND 1997

1.  Description of Business
    -----------------------
    Continuing Operations

    EFTEK Corporation (the Company), incorporated in the state of Nevada, is in the business of processing recycled broken glass known as cullet into an end product called glassflour, a furnace-ready raw material used in the fiberglass insulation manufacturing industry.

    Discontinued Operations

    The operating business, which was discontinued during the year ended December 31, 1998, is Fire Doctor, Inc. (a subsidiary company) Fire Doctor, Inc. developed and marketed a proprietary chemical formula designed to retard the spread of flame. Despite substantial marketing efforts, Fire Doctor, Inc. has still not experienced substantial sales. As a result, EFTEK Corporation has ceased funding this operation and is actively seeking a buyer for the subsidiary.

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

    Trade Receivables

    The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables, historic bad debt experience and management's evaluation of periodic aging of the accounts.

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

    Property  and  equipment consisted of the following at December 31:

                                                1998         1997
                                                ----         ----
         Land                              $   338,073  $   338,073
         Building                              317,081      317,081
         Building improvements                 896,078      889,159
         Equipment                           3,441,408    3,406,493
         Furniture and fixtures                 21,759       21,759
                                             ---------    ---------
                                             5,014,399    4,972,565
         Less accumulated depreciation         660,209      141,936
                                             ---------    ---------
         Net property and equipment        $ 4,354,190  $ 4,830,629
                                             =========   ==========
    Intangible Assets

    Certain intangible assets have been capitalized and are amortized over the estimated useful lives of the assets using the straight-line method. Product development costs are amortized over a period of 15 years; patent costs are amortized over a period of 17 years; organization costs and mortgage acquisition costs are amortized over a period of 5 years.

    Intangible assets consisted of the following at December 31:

                                               1998       1997
                                               ----       ----
         Product development costs         $  37,944   $
         Patents                              72,988     71,675
         Mortgage acquisition costs           25,193     25,193
         Organization costs                    1,500      1,500
                                            --------    -------
                                             137,625     98,368
         Less accumulated amortization        22,439     14,322
                                            --------    -------
             Net intangible assets         $ 115,186   $ 84,046
                                            ========    =======
    Income Taxes

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

3.  Related Party Transactions
    --------------------------
    Related party transactions includes the following:

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

         At December 31, 1998 and 1997, the Company was indebted to an officer (stockholder) of the Company in the amount of $1000,000. The note is payable on demand and bears interest at 10% per annum. Interest accrued on the note at December 31, 1998 and 1997 was $14,027 and $3,014 respectively. During 1998, the Company borrowed an additional $15,000 from the same officer; the loan is non-interest bearing and is payable on demand.

Notes Payable
-------------
    At December 31, 1998 and 1997, the Company was indebted to two unrelated companies in the amount of $50,000 each. The notes (due on demand) bear interest at 8% per annum and are uncollaterized.

    At December 31, 1998, a non-interest bearing demand note in the amount of $25,000 was due to an unrelated company. The note is uncollaterized.

Financing Arrangement
---------------------
    The Company has a financial arrangement with Penn Business Credit that allows advances against trade receivable invoices to John Mansville, Inc. equal to 75% of invoice amounts. Payments against the advances are made by the Company upon receipt of customer's payment. The loan escrow balance of $26,645 at December 31, 1998 represents the lender's 25% holdback at that date.


6.  Long Term Debt
    --------------
    Long term debt consisted of the following at December 31:

                                                     1998       1997
                                                     ----       ----
    A mortgage payable in monthly installments of
    $3,750, inclusive of interest  at 16% per
    annum.  The mortgage matures in July 2011 and
    is collateralized by property in Williamstown,
    NJ.                                           $ 245,099  $ 249,161

    Less current portion                              6,480      5,528
                                                  ---------   --------
    Total long term debt                          $ 238,619  $ 243,633
                                                  =========   ========
    The aggregate maturities of long term debt at December 31, 1998 are as follows:

                  1999             $   6,480
                  2000                 7,597
                  2001                 8,905
                  2002                10,439
                  2003                12,238
                  Thereafter         199,440
                                   ---------
                                   $ 245,099
                                   =========
7.  Obligations Under Capital Leases
    --------------------------------
    Obligations under capital leases consisted of the following at December 31:

                                                      1998       1997
                                                      ----       ----
    A lease payable in monthly  installments of
    $5,200, inclusive of  interest  at 12.6% per
    annum.  The lease matures  in March 2001
    and is collateralized by equipment costing
    $155,000.                                     $ 140,884  $ 146,004

    A lease payable  in monthly installments of
    $2,913, inclusive of interest at 12.9% per
    annum.  The lease matures in August 2001
    and is collateralized by equipment costing
    $108,750.                                        82,572     99,848

    A lease payable in  monthly installments of
    $1,794, inclusive  of interest  at  16.1%
    per annum.  The lease matures  in  October
    2001 and is collateralized   by  equipment
    costing $73,597.                                 52,049     61,275
    A lease payable in monthly  installments of
    $1,422, inclusive of interest  at 8.99% per
    annum.  The lease matures in November 2001
    and is collateralized by equipment costing
    $11,410.                                         44,721     56,156

    A lease payable  in monthly installments of
    $1,903, inclusive of interest at 9.25% per
    annum.  The lease matures in September 2000
    and is collateralized by equipment costing
    $76,100.                                         38,369     55,255

    A lease payable  in monthly installments of
    $1,219, inclusive of interest at 17.61% per
    annum.  The lease matures in January 2002
    and is collateralized by equipment costing
    $48,398.                                         36,676     42,375

    A lease payable  in monthly installments of
    $529, inclusive of interest at 12.95% per
    annum.  The lease matures in February 2001
    and is collateralized by equipment costing
    $19,750.                                         12,734     16,777

    A lease payable in monthly installments of
    $379 inclusive of interest at 12.6% per
    annum.  The lease matures in November 2002
    and is collaterized by equipment costing
    $16,823.                                         14,470     16,620

    A lease payable  in monthly installments of
    $707, inclusive of interest at 8.89% per
    annum.  The lease matures in November 1999
    and is collateralized by equipment costing
    $22,000.                                          8,728     14,895

    A lease payable in monthly installments of
    $497 inclusive of interest at 14.5% per
    annum.  The lease matures in April 2000
    and is collaterized by equipment costing
    $13,410.                                          8,411     11,384

    A lease payable in monthly installments of
    $320 inclusive of interest at 10.9% per
    annum.  The lease matures in May 2000
    and is collaterized by equipment costing
    $9,805.                                           5,027      8,139

    A lease payable  in monthly installments of
    $417, inclusive of interest at 18.72% per
    annum.  The lease matures in October 1999
    and is collateralized by equipment costing
    $11,410.                                          5,204      7,708
    A lease payable in monthly installments of
    $984, inclusive of interest of 14.4% per
    annum.  The lease matures in March 2002
    and is collateralized by equipment costing
    $35,770.                                         32,333
                                                    -------    -------
                                                    482,178    536,436
    Less current portion                            177,353    139,561
                                                    -------   --------
                                                  $ 304,825  $ 396,875
                                                    =======    =======
    Minimum future lease payments at December 31, 1998 are as follows:

                  1999                $ 247,436
                  2000                  193,995
                  2001                  152,061
                  2002                    8,339
                                        -------
                                        601,831
    Less amount representing interest   119,653
                                        -------
    Present value of future minimum
      lease payments                  $ 482,178
                                        =======
8.  Commitments and Contingencies
    -----------------------------
    Operating Leases

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

    The Company is a defendant in a lawsuit filed by a former stockholder of EFTEK Corporation (EFTEK). The plaintiff claims that the Company failed to release Rule 144 restrictions from her stock forcing her to sell the stock at a loss. Counsel has obtained an order dismissing the complaint for plaintiff's failure to answer interrogatories. Counsel for EFTEK has advised the Company that given the fact that discovery is incomplete in the case, it is difficult to assess liability in this matter. The Company believes the lawsuit is without merit and is vigorously defending its position.

    At December 31, 1998, the Company's financial statements include a liability in the amount of $180,961 that is being litigated. A vender is suing CFC, Inc. (a wholly owned subsidiary of EFTEK Corporation)(CFC)for alleged breach of contract and unpaid fees. CFC has denied these allegations and has filed a counterclaim against plaintiff. Counsel for CFC has advised the Company that the case can be resolved to the mutual satisfaction of both parties.

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

9.  Income Taxes
    ------------
    Operating losses in 1998 and 1997 eliminated the need for income tax provisions except for the statutory state minimum tax. At December 31, 1998, the Company had available federal and state operating loss carryforwards in the respective amounts of $4,927,000 and $4,752,000. The loss carryforwards expire 2005 to 2018 (federal) and 1999 to 2005 (state).

    Income taxes, including those currently payable to the state, were $731 and $640 at December 31, 1998 and 1997, respectively.

    No provisions were made for deferred income taxes in 1998 or 1997. Net deferred tax assets were entirely eliminated by a valuation allowance as follows:

    Deferred income tax components:

                                              1998            1997
                                              ----            ----
         Deferred Tax Asset
         ------------------
         Net operating loss carryforwards  $ 2,112,290    $ 1,487,830
         Accrued salaries                       87,853
         Capital loss carryover                104,549
                                             ---------      ---------
                                             2,304,692      1,487,830
         Deferred Tax Liability
         ----------------------
         Start-up costs                                    (   13,401)
         Depreciation                       (  179,789)
                                             ---------      ---------
         Net Deferred Tax Asset              2,124,903      1,474,429

         Less Valuation Allowance           (2,124,903)    (1,474,429)
                                             ---------      ---------
                                           $         0    $         0
                                             =========      =========

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 1998 and 1997, management believed that a portion of the net operating loss carryforwards would not be realized before their expiration.

10. Common Stock, Stock Options and Warrants
    ----------------------------------------
    Common Stock

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

                                                   Shares Under Option
                                                   -------------------
                                                       1998    1997
                                                     -------  -------
            Outstanding, beginning of year           464,167   177,500
       Granted                                       348,667   503,333
       Retired                                                ( 50,000)
       Adjustment for reverse stock split                     (166,666)
       Adjustment for 80% Option Exchange          ( 82,566)
       Outstanding, end of year (at exercise       ---------  --------
         prices ranging from $0.09 to $0.7875 per
         share)                                      730,268   464,167
                                                    ========   =======

    SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results. These amounts have not been reflected in the Company's Statements of Operations, because APB 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as is the case of options granted to the Company's employees.

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

12. Supplemental Cash Flow Information
    ----------------------------------
    Cash paid for interest during 1998 and 1997 was $50,449 and $55,230, respectively. Cash paid for income taxes during 1998 and 1997 was $800 and $600, respectively.

    Noncash investing and financing activities for the years ended December 31, 1998 and 1997 consisted of the following:

         In 1998 and 1997, the Company purchased equipment by incurring capital lease obligations in the amount of $35,770 and $429,086, respectively.

         In 1998 the Company issued 142,857 shares of common stock at $.175 per share in exchange for debt in the amount of $25,000. Major customers
---------------
    Two major customers accounted for approximately 87% of the Company's net sales in 1998 and 94% in 1997. While the Company believes its relationship with the customers will continue, there can be no assurance that sales to these customers will continue at the same level or at all.

Dual Date of Financial Statements
---------------------------------
    Upon review of the Company's filing of its annual Form 10-KSB, it was determined that the 1998 income and expenses of Fire Doctor, Inc. (a wholly owned subsidiary of the Company) was reportable on the Company's 1998 consolidated financial statements as a loss from discontinued operations.

    In 1998, the Company incurred approximately $93,000 in costs to determine and finance an additional manufacturing site in northern California. The costs were originally reported as a deferred asset. The revised financial statements report the $93,000 as operating expenses in consideration of the Company's adoption of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities," Statement of Position 98-5 concludes these costs should be charged to income as incurred.

    The revised financial statements reflect a $26,686 increase in prepaid expenses and a corresponding decrease of operating expenses.

    The cumulative effect of the above adjustments to the 1998 financial statements was a $66,375 additional operating loss and a $.01 increase in loss per common share.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EFTEK Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EFTEK CORP.

Dated: December 14, 1999        /s/Frank Whitmore
                                 FRANK WHITMORE
                                 President, Chief Executive
                                 Officer and Director

Dated: December 14, 1999        /s/Gerard T. Wisla
                                 GERARD T. WISLA
                                 Secretary, Treasurer, Chief Financial
                                 Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of EFTEK Corp. and in the capacities and on the dates indicated.

Dated: December 14, 1999        /s/Frank Whitmore
                                 FRANK WHITMORE
                                 President, Chief Executive
                                 Officer and Director

Dated: December 14, 1999        /s/Gerard T. Wisla
                                 GERARD T. WISLA
                                 Secretary, Treasurer, Chief
                                 Financial Officer and Director

Dated: December 14, 1999        /s/Kevin J. Coffey
                                 KEVIN J. COFFEY, Director

Dated: December 14, 1999        /s/Thomas L. Brandt
                                 THOMAS L. BRANDT, Director

Dated: December 14, 1999        /s/Oleg Batratchenko
                                 OLEG BATRATCHENKO, Director

Dated: December 14, 1999        /s/Michael L. Newsom
                                 MICHAEL L. NEWSOM
                                 Director*

*  Director as of January 22, 1998